Form 10-Q
period 2021-09-30
Concord Acquisition Corp II
filed 2021-11-15
CIK 1851959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Concord Acquisition Corp II
(Exact name of registrant as specified in its charter)

Delaware	001-40773	86-2171101
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

477 Madison Avenue New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 883-4330

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class :	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	CNDA.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	CNDA	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	CNDA.WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

As of November 12, 2021, there were 28,009,750 shares of Class A common stock, par value $0.0001 per share, and 7,002,438 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CONCORD ACQUISITION CORP

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item I. Financial Statements (Unaudited)

CONCORD ACQUISITION CORP II

CONDENSED BALANCE SHEET

(Unaudited)

September 30, 2021
Assets
Cash on hand	$1,891,257
Prepaid expenses	383,949
Total current assets	2,275,206

Long-term prepaid expenses	351,953
Cash held in Trust Account	280,102,931
Total assets	$282,730,090

Liabilities and Shareholders’ Deficit
Accrued expenses	132,465
Total current liabilities	132,465
Warrant Liability	13,307,606
Deferred underwriters' discount	9,803,413
Total liabilities	23,243,484

Commitments and contingencies

Common stock subject to possible redemption, 28,009,750 shares at redemption value	280,097,500

Stockholders’ Deficit:
Preferred stock, $0.0001 par value;1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value;200,000,000 shares authorized; 0 shares issued and outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,002,438 shares issued and outstanding	700
Additional paid-in capital	—
Accumulated deficit	(20,611,594)
Total stockholders’ deficit	(20,610,894)
Total Liabilities and Stockholders’ Deficit	$282,730,090

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For the period
		from February 18,
		2021
		(inception)
	For the three months ended	through
	September 30,	September 30,
	2021	2021
Formation and operating costs	$190,574	$191,047
Loss from operations	(190,574)	(191,047)

Other (income) expense
Interest earned on investment held in Trust Account	(5,431)	(5,431)
Fair value adjustment to warrant liabilities	(5,853,167)	(5,853,167)
Offering costs attributable to warrant liability	1,029,225	1,029,225
Total other income	(4,829,373)	(4,829,373)

Net income	$4,638,799	$4,638,326

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	25,322,473	25,322,473
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.15	$0.15

Basic and diluted weighted average shares outstanding, Class B common stock	6,274,536	6,260,032
Basic and diluted net income per share, Class B common stock	$0.15	$0.15

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

For the period from February 18, 2021 (inception) through September 30, 2021

			Class A		Class B
	Preferred Stock		Common Stock		Common Stock		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	(Deficit) Equity
Balance as of February 18, 2021 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—
Class B common stock issued to initial shareholder	—	—	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	—	—	(473)	(473)
Balance as of June 30, 2021 (Unaudited)	—	—	—	—	7,187,500	719	24,281	(473)	24,527
Issuance of Class A common stock in the Initial Public Offering	—	—	28,009,750	2,801	—	—	280,094,699	—	280,097,500
Issuance of warrants in connection with Initial Public Offering	—	—	—	—	—	—	8,101,950	—	8,101,950
Offering costs in connection with Initial Public Offering	—	—	—	—	—	—	(14,215,397)	—	(14,215,397)
Initial fair value of warrant liability	—	—	—	—	—	—	(19,160,773)	—	(19,160,773)
Forfeiture of Founder Shares pursuant to Over-allotment	—	—	—	—	(185,062)	(19)	19	—	—
Reclassification of shares subject to redemption	—	—	(28,009,750)	(2,801)	—	—	(254,844,779)	(25,249,920)	(280,097,500)
Net loss	—	—	—	—	—	—	—	4,638,799	4,638,799
Balance as of September 30, 2021 (Unaudited)	—	$—	—	$—	7,002,438	$700	$—	$(20,611,594)	$(20,610,894)

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the period from February 18, 2021 (inception) through September 30, 2021

Cash flows from operating activities:
Net income	$4,638,326
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(5,431)
Fair value adjustment to warrant liabilities	(5,853,167)
Changes in current assets and liabilities:
Prepaid expenses	(735,903)
Accrued expenses	132,466
Net cash used in operating activities	(1,823,709)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(280,097,500)
Net cash used in investing activities	(280,097,500)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriters’ discount	276,119,775
Proceeds from issuance of warrants	8,101,950
Proceeds from sale of common stock to initial stockholders	25,000
Proceeds from issuance of promissory note to related party	175,000
Payment of offering costs	(434,259)
Payoff of promissory note to related party	(175,000)
Net cash provided by financing activities	283,812,466

Net change in cash	1,891,257
Cash, beginning of the period	—
Cash, end of the period	$1,891,257

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Initial classification of warrant liability	$19,160,773
Deferred underwriting fee payable	$9,803,413

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization, Business Operations and Liquidity

Organization and General

Concord Acquisition Corp II (the "Company") is a newly organized, blank check company incorporated on February 18, 2021 as a Delaware corporation. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses ("Business Combination").

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 18, 2021 (inception) through September 30, 2021 relates to the Company’s formation, the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsors are Concord Sponsor Group II LLC (an affiliate of Atlas Merchant Capital LLC) (the “Sponsor”), and CA2 Co-Investment LLC (an affiliate of one of the underwriters of the Initial Public Offering) (“CA2 Co-Investment” and, together with the Sponsor, the “Sponsors”).

The registration statements for the Initial Public Offering were declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on August 31, 2021 (the “Effective Date”). On September 3, 2021, the Company consummated the initial public offering (the “Initial Public Offering” or “IPO”) of 25,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “public shares”) at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3.

Ten qualified institutional buyers or institutional accredited investors that are not affiliated with the Company, the Sponsor, the Company’s directors or any member of the Company’s management (“Anchor Investors”) each expressed to the Company an interest in purchasing up to 9.9% of the units sold in the IPO, at the offering price of $10.00, for an aggregate of up to $247.5 million of units offered. At the closing of the Company’s initial Business Combination, each of the Anchor Investors will be entitled to purchase from the Sponsor 125,000 Founder Shares (as defined in Note 5 below) at their original purchase price of approximately $0.003 per share, or 1,250,000 Founder Shares in the aggregate, subject to each Anchor Investor’s acquisition of 100% of the units allocated to it by the underwriters in the IPO. As of September 3, 2021, the Anchor Investors purchased a total of 24,750,000 Units or 99% of the outstanding Units offered in the IPO.

The Company estimated the aggregate fair value of the Founder Shares attributable to Anchor Investors and allocated $425,771 to the Public Warrants, as defined below (see Note 3), which is included in accumulated deficit in accordance with Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A-“Expenses of Offering”.

Simultaneously with the closing of the IPO, the Company consummated the private placement of 4,262,121 warrants to the Sponsor, 587,879 warrants to CA2 Co-Investment, and 75,000 warrants each to two of the Anchor Investors each (together, the “Private Warrants”), each at a price of $1.50 per Private Warrant, generating total proceeds of $7,500,000, which is described in Note 4.

Transaction costs amounted to $13,589,259, consisting of $4,405,000 of underwriting discount, $8,750,000 of deferred underwriting discount, and $434,259 of other offering costs. In addition, $2,685,741 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

The Company had granted the underwriters in the Initial Public Offering (the “Underwriters”) a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments, if any. On September 27, 2021, the Underwriters partially exercised the over-allotment option and, on September 28, 2021, purchased an additional 3,009,750 Units (the “Over-Allotment Units”), generating gross proceeds of $30,097,500, and incurred $601,950 in underwriting fees payable and deferred underwriting fees of $1,053,413. On October 15, 2021, the unexercised portion of the over-allotment expired.

Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 401,300 warrants (the “Over-Allotment Warrants”) at a purchase price of $1.50 per warrant in a private placement to the Sponsor and CA2 Co-Investment, which generated gross proceeds of $601,950.

NOTES TO CONDENSED FINANCIAL STATEMENTS

As a result of the closing of the Initial Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Warrants, and the sale of the Over-Allotment Units, a total of $280,097,500 ($10.00 per Unit) was placed in a U.S.-based trust account, with Continental Stock Transfer & Trust Company acting as trustee.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Initial Public Offering, an aggregate of $10.00 per Unit sold in the Initial Public Offering, including the proceeds of the sale of the Private Placement Warrants, was held in a trust account (“Trust Account”) and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company as described below, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (1) the completion of the initial Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to provide for the redemption of the public shares in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of all of the public shares if the Company has not completed the initial Business Combination within 24 months from the closing of the Initial Public Offering, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a stockholder meeting called to approve the Business Combination; or (2) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.00 per public share.

The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board's ("FASB") Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

Initial Business Combination

The Company will have only 24 months from the closing of the Initial Public Offering (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within such period or during any Extension Period (as defined below), the Company will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account

NOTES TO CONDENSED FINANCIAL STATEMENTS

(which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to their warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

The Sponsors, officers and directors will enter into a letter agreement with the Company, pursuant to which they have agreed to waive: (1) their redemption rights with respect to any Founder Shares (as described in Note 5) and public shares held by them, as applicable, in connection with the completion of the initial Business Combination; (2) their redemption rights with respect to any Founder Shares and public shares held by them in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the obligation to allow redemptions in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period or during any extended time that the Company has to consummate a Business Combination beyond 24 months as a result of a stockholder vote to amend the Company’s amended and restated certificate of incorporation (an “Extension Period”) (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period).

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below: (1) $10.00 per public share; or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsors will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such obligations.

Liquidity and Capital Resources

As of September 30, 2021, the Company had cash of $1,891,257 held outside of the Trust Account and available for working capital purposes.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate our business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a Business Combination. If the Company is unable to complete a Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following a Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury securities as held-to-maturity in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet. Fair value of these marketable securities amounted to $280,100,955 at September 30, 2021. Amortized cost of these marketable securities amounted to $280,102,931 at September 30, 2021.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest earned on investment held in trust account” line item in the statements of operations. Interest income is recognized when earned. Accretion of the discounts amounted to $5,431 for both the period from February 18, 2021 (inception) through September 30, 2021 and for the three months ended September 30, 2021, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021, the Company has not experienced losses on this account.

Offering Costs

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A-“Expenses of Offering”. Offering costs consist of legal, accounting, underwriting discount and other costs that are directly related to the IPO. Accordingly, as of September 30, 2021, offering costs totaling $14,215,397 were initially charged to stockholders’ equity (consisting of $5,006,950 of underwriting discount, $9,803,413 of deferred underwriting discount, and $434,259 of other offering costs offset by $1,029,225 of offering costs attributable to the warrant liability and recorded in the statement of operations). The Company adopted the residual method to allocate the gross proceeds between Class A common stock and warrants based on their relative fair values.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Shares Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of Class A common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders' equity. The Company’s shares of Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders' equity section of the Company’s balance sheet.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, "Derivatives and Hedging". Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Liability

The Company accounts for the 14,737,883 warrants issued in connection with the Initial Public Offering (the 9,336,583 Public Warrants and the 5,401,300 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise of the warrants would be anti-dilutive. The warrants are exercisable to purchase 14,737,883 shares of Class A common stock in the aggregate. At September 30, 2021, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

	For the period from
	February 18,2021 (inception)		For the three months ended
	through September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	3,710,661	927,665	3,711,039	927,760

Denominator
Weighted-average shares outstanding	25,322,473	6,260,032	25,322,473	6,274,536
Basic and diluted net income per share	$0.15	$0.15	$0.15	$0.15

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required

NOTES TO CONDENSED FINANCIAL STATEMENTS

for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

The Company's management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

Pursuant to the IPO, on September 3, 2021, the Company sold 25,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one warrant (“Public Warrant”). Each whole public warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

The underwriters were paid a cash underwriting discount of $4,405,000, or $0.20 per Unit, of the gross proceeds of the IPO. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% or $8,750,000 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

On September 28, 2021, the underwriters’ purchased an additional 3,009,750 Units (the “Over-Allotment Units”), generating gross proceeds of $30,097,500, and incurred $601,950 in cash underwriting fees and deferred underwriting fees of $1,053,413.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 4,262,121 Private Warrants, CA2 Co-Investment purchased an aggregate of 587,879 Private Warrants, and two of the Anchor Investors purchased an aggregate of 75,000 Private Warrants each at a price of $1.50 per Private Warrant, for an aggregate purchase price of $7,500,000. A portion of the proceeds from the Private Warrants were added to the net proceeds from the IPO held in the Trust Account.

Upon the exercise of the over-allotment option, the Company consummated the sale of 401,300 warrants (the “Over-Allotment Warrants”) at a purchase price of $1.50 per warrant in a private placement to the Sponsor and CA2 Co-Investment, which generated gross proceeds of $601,950.

Note 5 — Related Party Transactions

Founder Shares

On March 1, 2021, the Sponsors paid $25,000 in exchange for 7,187,500 shares of Class B common stock (the “Founder Shares”). The Founder Shares include an aggregate of up to 937,500 shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding common stock after the IPO. On September 28, 2021, the underwriters partially exercised the Over-Allotment Option, which caused 752,438 Founder Shares to no longer be subject to forfeiture and resulted in 7,002,438 Founder Shares outstanding. On October 15, 2021, the unexercised portion of the underwriters’ option to purchase additional units expired and, pursuant to the terms of the letter agreement, dated August 31, 2021, an aggregate of 185,062 shares of Class B Common Stock were forfeited.

The Company’s initial stockholders, officers and directors have agreed not to transfer, assign or sell any Founder Shares held by them until the earlier to occur of: (1) one year after the completion of the initial Business Combination; and (2) subsequent to the initial Business Combination, (x) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property or (y) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading

NOTES TO CONDENSED FINANCIAL STATEMENTS

day period commencing at least 150 days after the initial Business Combination. Any permitted transferees would be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares (the “Lock-up”).

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $200,000 to be used for a portion of the expenses of IPO. The loan was non-interest bearing, unsecured and due at the later of July 31, 2021 or the closing of the IPO. As of September 3, 2021, the Sponsor had loaned to the Company an aggregate of $175,000 under the promissory note to pay for formation costs and a portion of the expenses of the IPO. The loan was repaid at the closing of the IPO out of the offering proceeds not held in the Trust Account.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsors. At September 30, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor, commencing on August 31, 2021, a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recognized an expense of $20,000 for the administrative service fee for the period from the Effective Date to September 30, 2021. As of September 30, 2021, the Company had no outstanding balance due to the affiliate of the Sponsor.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

On September 3, 2021, the underwriters were paid a cash underwriting discount of $4,405,000, or $0.20 per Unit, of the gross proceeds of the IPO. On September 28, 2021, the underwriters were paid $601,950, or $0.20 per Unit, of the gross proceeds upon the exercise of the over-allotment option.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At September 30, 2021, there were no shares of preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 0 shares of Class A common stock outstanding, excluding 28,009,750 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. Holders of the Class B common stock are entitled to one vote for each share. There were 7,002,438 shares of Class B common stock issued and outstanding at September 30, 2021. At September 30, 2021, a total of 185,062 shares of Class B Common Stock were subject to forfeiture. On October 15, 2021, the unexercised portion of the underwriters’ option to purchase additional units expired and, pursuant to the terms of the letter agreement, dated August 31, 2021, the remaining 185,062 shares of Class B Common Stock were forfeited.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering (not including the Class A common stock issuable upon exercise of the Private Placement Warrants) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (net of the number of shares of Class A common stock redeemed in connection with the initial Business Combination), excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination.

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, with each share of common stock entitling the holder to one vote.

Warrants — Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50  per share, subject to adjustment as discussed herein.

The warrants will expire at 5:00 p.m., New York City time on the warrant expiration date, which is five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the Trust Account.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available, subject to the satisfying the

Company’s obligations described below with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the

NOTES TO CONDENSED FINANCIAL STATEMENTS

exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A common stock underlying such Unit.

The Company did not register the shares of Class A common stock issuable upon exercise of the warrants in connection with the IPO. However, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC, and within 60 business days following the initial Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed; provided that, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding public warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and
●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding public warrants:

●	in whole and not in part;
●	at a price of $0.10 per warrant provided that holders will be able to exercise their warrants prior to redemption and receive that number of shares of Class A common stock based on the redemption date and the “fair market value” of the Class A common stock (as defined below) except as otherwise described below;
●	upon a minimum of 30 days’ prior written notice of redemption
●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
●	if, and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

The “fair market value” of the Class A common stock shall mean the average last reported sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. This redemption feature differs from the typical warrant redemption features used in many other blank check offerings. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A common stock per warrant (subject to adjustment).

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 8 — Warrant Liability

The following table presents fair value information as of September 30, 2021 for the Company’s warrant liabilities that are accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified within Level 3 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s liability that was accounted for at fair value on a recurring basis:

		September 30,
Liabilities:	Level	2021
Warrant Liability – Public Warrants	3	$8,411,328
Warrant Liability – Private Placement Warrants	3	$4,896,278

Under the guidance in ASC 815-40, the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Initial Measurement

The Company established the initial fair value for the warrants on September 3, 2021, the date of the Company’s Initial Public Offering, using a modified Black-Scholes model for the Public Warrants and Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-third of one Public Warrant) and (ii) the sale of Private Placement Warrants, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds recorded a charge to accumulated deficit based on their relative fair values recorded at the initial measurement date. The warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the modified Black-Scholes model on September 3, 2021, were as follows:

	September 3, 2021
	Initial Measurement
Input	Public	Private Placement
Common stock price	$9.56	$9.56
Risk-free interest rate	0.89%	0.89%
Expected term in years	6.00 years	6.00 years
Expected volatility	21.11%	21.42%
Exercise price	$11.50	$11.50

Subsequent Measurement

The warrants are measured at fair value on a recurring basis. Fair value as of September 30, 2021 is based on a lattice valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets for the Public and Private Placement Warrants as Level 3. The key inputs into the Black Scholes Model for the Private Placement Warrants were as follows:

	September 30, 2021
	Subsequent Measurement
Input	Public	Private Placement
Common stock price	$9.67	$9.67
Risk-free interest rate	1.18%	1.18%

NOTES TO CONDENSED FINANCIAL STATEMENTS

Expected term in years	5.92 years	5.92 years
Expected volatility	15.00%	15.00%
Exercise price	$11.50	$11.50

The following table presents the changes in the fair value of warrant liabilities:

		Private
	Public	Placement	Warrant Liabilities
Initial measurement of fair value on September 3, 2021	$11,101,667	$6,791,500	$17,893,167
Issuance of 1,404,550 warrants upon partial exercise of over-allotment using subsequent measurement fair value	903,828	363,778	1,267,606
	12,005,495	7,155,278	19,160,773
Change in valuation inputs or other assumptions	(3,594,167)	(2,259,000)	(5,853,167)
Fair value as of September 30, 2021	$8,411,328	$4,896,278	$13,307,606

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for investments categorized in Level 3.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a blank check company incorporated on February 18, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). We intend to effectuate our initial business combination using cash from the proceeds of our offering and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2021 were organizational activities, those necessary to prepare for the initial public offering, (the “Initial Public Offering” or “IPO”), described below, and, after the IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

We classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from February 18, 2021 (inception) through September 30, 2021, we had net income of $4,638,326, which consisted of formation and operating costs of $191,047 and offering costs attributable to the warrant liability of $1,029,225 offset by the change in the fair value of the warrant liability of $5,853,167 and interest earned on investment held in the trust account of $5,431.

For the three months ended September 30, 2021, we had net income of $4,638,799, which consisted of formation and operating costs of $190,574 and offering costs attributable to the warrant liability of $1,029,225 offset by the change in the fair value of the warrant liability of $5,853,167 and interest earned on investments held in the trust account of $5,431.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, as described below, our only source of liquidity was an initial purchase of shares of our Class B common stock by Concord Sponsor Group II LLC (the “Sponsor”) and loans from our Sponsor.

On September 3, 2021, the Company consummated the IPO of 25,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “public shares”) at $10.00 per Unit, generating gross proceeds of $250,000,000.

Simultaneously with the closing of the IPO, the Company consummated the private placement of 4,262,121 warrants to the Sponsor, 587,879 warrants to CA2 Co-Investment LLC (an affiliate of one of the underwriters of the IPO) (“CA2 Co-Investment”), and 75,000 warrants each to two of our anchor investors (together, the “Private Warrants”), each at a price of $1.50 per Private Warrant, generating total proceeds of $7,500,000.

The Company had granted the underwriters in the Initial Public Offering (the “Underwriters”) a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments, if any. On September 27, 2021, the Underwriters partially exercised the over-allotment option and, on September 28, 2021, purchased an additional 3,009,750 Units (the “Over-Allotment Units”), generating gross proceeds of $30,097,500, and incurred $601,950 in cash underwriting fees and deferred underwriting fees of $1,053,413.

Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 401,300 warrants (the “Over-Allotment Warrants”) at a purchase price of $1.50 per warrant in a private placement to the Sponsor and CA2 Co-Investment, which generated gross proceeds of $601,950.

As of September 30, 2021, offering costs totaling $14,215,397 were initially charged to stockholders’ equity (consisting of $5,006,950 of underwriting discount, $9,803,413 of deferred underwriting discount, and $434,259 of other offering costs offset by $1,029,225 of transaction costs attributable to the warrant liability and recorded in the statement of operations).

Upon the closing of the Initial Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Warrants, and the sale of the Over-Allotment Units, a total of $280,097,500 ($10.00 per Unit) was placed in a U.S.-based trust account, with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and support services. We began incurring these fees on August 31, 2020 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for the warrants issued in connection with our initial public offering in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The initial fair value of the public warrants was estimated using the closing public market price and the Modified Black Scholes Model for the private placement warrants.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares (including shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, shares are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to a material weakness in our internal control over financial reporting as described below. Due to the restatement of our September 3, 2021 financial statements (the "restatement") regarding the classification of redeemable Class A Shares, as described below, we have concluded that this constitutes a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Regarding the restatements to the September 3, 2021 financial statements included in the Company's Form 8-K, as filed with the SEC on September 10, 2021, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement had not yet been identified. Due solely to the events that led to the restatement, management has identified a material weakness in internal controls related to the accounting for complex financial instruments issued in connection with our initial public offering. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on September 2, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on September 2, 2021, except for the below:

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described in Item 4 of Part I of this Quarterly Report, due to the restatement of our September 3, 2021 financial statements regarding the classification of redeemable Class A Shares, we have concluded that this constitutes a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. To respond to the material weakness we identified, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As part of the restatement, we identified a material weakness in our internal controls over financial reporting. As a result of such material weakness, the restatement, the change in accounting for our Class A common stock, and other matters raised or that may in the future be raised by the SEC, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 3, 2021, the Company consummated the IPO of 25,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “public shares”) at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3 to the accompanying condensed financial statements.

Simultaneously with the closing of the IPO, the Company consummated the private placement of 4,262,121 Private Warrants to the Sponsor, 587,879 Private Warrants to CA2 Co-Investment and 75,000 Private Warrants each to two of our anchor investors, each at a price of $1.50 per Private Warrant, generating total proceeds of $7,500,000.

On September 27, 2021, the Underwriters partially exercised the over-allotment option and, on September 28, 2021, purchased an additional 3,009,750 Over-Allotment Units, generating gross proceeds of $30,097,500, and incurred $601,950 in underwriting fees payable and deferred underwriting fees of $1,053,413.

Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 401,300 Over-Allotment Warrants at a purchase price of $1.50 per warrant in a private placement to the Sponsor and CA2 Co-Investment, which generated gross proceeds of $601,950.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November 2021.

CONCORD ACQUISITION CORP

By:	/s/ Jeff Tuder
Name:	Jeff Tuder
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michele Cito
Name:	Michele Cito
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)