Form 10-Q
period 2022-03-31
Concord Acquisition Corp II
filed 2022-05-10
CIK 1851959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	CNDA.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	CNDA	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	CNDA.WS	The New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ☐

As of May 6, 2022, there were 28,009,750 shares of Class A common stock, par value $0.0001 per share, and 7,002,438 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CONCORD ACQUISITION CORP II

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item I. Financial Statements (Unaudited)

CONCORD ACQUISITION CORP II

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Cash on hand	$1,293,080	$1,763,199
Prepaid expenses	453,737	397,556
Total current assets	1,746,817	2,160,755
Long-term prepaid expenses	163,029	256,657
Marketable securities and cash held in Trust Account	280,222,187	280,135,031
Total assets	$282,132,033	$282,552,443

Liabilities and Stockholders' Deficit
Due to related party	$4,263	$2,727
Accounts payable and accrued offering costs	110,472	312,458
Total current liabilities	114,735	315,185
Warrant liability	8,868,725	14,115,936
Deferred underwriters' discount	9,803,413	9,803,413
Total liabilities	18,786,873	24,234,534

Commitments and contingencies

Common stock subject to possible redemption, 28,009,750 shares at redemption value	280,097,500	280,097,500

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding, excluding 28,009,750 shares subject to possible redemption	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,002,438 shares issued and outstanding	700	700
Additional paid-in capital	—	—
Accumulated deficit	(16,753,040)	(21,780,291)
Total stockholders’ deficit	(16,752,340)	(21,779,591)
Total Liabilities and Stockholders’ Deficit	$282,132,033	$282,552,443

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For the period
		from February 18,
		2021
	For the	(inception)
	Three Months ended	through
	March 31,	March 31,
	2022	2021
Formation and operating costs	$307,117	$473
Loss from operations	(307,117)	(473)

Other income
Interest earned on investment held in Trust Account	87,157	—
Change in fair value of warrant liability	5,247,211	—
Total other income	5,334,368	—

Net income (loss)	$5,027,251	$(473)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	28,009,750	—
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.14	$(0.00)

Basic and diluted weighted average shares outstanding, Class B common stock	7,002,438	7,187,500
Basic and diluted net income (loss) per share, Class B common stock	$0.14	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

(Unaudited)

For the Three Months ended March 31, 2022

			Class A		Class B
	Preferred Stock		Common Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	—	$—	7,002,438	$700	$—	$(21,780,291)	$(21,779,591)
Net income	—	—	—	—	—	—	—	5,027,251	5,027,251
Balance as of March 31, 2022	—	$—	—	$—	7,002,438	$700	$—	$(16,753,040)	$(16,752,340)

For the period from February 18, 2021 (inception) through March 31, 2021

			Class A		Class B		Additional
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – February 18, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	—	—	7,187,500	719	24,281	—	25,000
Net loss								(473)	(473)
Balance as of March 31, 2021	—	$—	—	$—	7,187,500	$719	$24,281	$(473)	$24,527

CONCORD ACQUISITION CORP II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the period from
	For the Three	February 18, 2021
	Months ended	(inception) through
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net income (loss)	$5,027,251	$(473)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(87,157)	—
Changes in fair value of warrant liability	(5,247,211)	—
Changes in operating assets and liabilities:
Prepaid expenses	37,448	—
Due to related party	1,536	—
Accounts payable and accrued offering costs	(201,986)	473
Net cash used in operating activities	(470,119)	—

Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	—	75,000
Proceeds from sale of common stock to initial stockholders	—	25,000
Payment of deferred offering costs	—	(74,992)
Net cash provided by financing activities	—	25,008

Net change in cash	(470,119)	25,008
Cash, beginning of the period	1,763,199	—
Cash, end of the period	$1,293,080	$25,008

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Deferred offering costs included in accounts payable and accrued offering costs	$—	$49,047

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Note 1 — Organization, Business Operations and Liquidity

Organization and General

Concord Acquisition Corp II (the “Company”) is a blank check company incorporated on February 18, 2021, as a Delaware corporation. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of March 31, 2022, the Company had not commenced any operations. All activity since February 18, 2021 (inception) through March 31, 2022, relates to the Company’s formation, the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability.

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

Transaction costs amounted to $13,657,459, consisting of $4,405,000 of underwriting discount, $8,750,000 of deferred underwriting discount, and $502,459 of other offering costs. In addition, $2,685,741 of cash was held outside of the Trust Account (as defined below) and was available for working capital purposes as of September 3, 2021.

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

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

MARCH 31, 2022

(UNAUDITED)

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had cash of $1,293,080 held outside of the Trust Account and available for working capital purposes.

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 11, 2022, which contains the audited financial statements and notes thereto. The accompanying condensed balance sheet as of December 31, 2021 has been derived from those audited financial statements. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury securities as held-to-maturity in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets. Fair value of these marketable securities amounted to $280,207,429 and $280,136,770 as of March 31, 2022 and December 31, 2021, respectively. Amortized cost of these marketable securities amounted to $280,222,187 and $280,135,031 as of March 31, 2022 and December 31, 2021, respectively.

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

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest earned on investment held in Trust Account” line item in the statement of operations. Interest income is recognized when earned. Accretion of the discounts amounted to $87,157 for the three months ended March 31, 2022. There were no such securities held during the period from February 18, 2021 (inception) through March 31, 2021, and as result there was no accretion during such period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

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

MARCH 31, 2022

(UNAUDITED)

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

Stock-Based Compensation

The sale or transfers of the Founder Shares to members of the Company’s board of directors, as described in Note 5, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of March 31, 2022, the Company determined that a Business Combination is not considered probable until the business combination is completed, and therefore, no stock-based compensation expense has been recognized.

Warrant Liability

The Company accounts for the 14,737,883 warrants issued in connection with the Initial Public Offering (the 9,336,583 Public Warrants and the 5,401,300 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. See Note 8 for further discussion on the re-measurement of the warrant liability at each balance sheet date.

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

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company was formed in 2021 and expects to file U.S. federal and various state income tax returns. All tax periods since inception remain open to examination by the taxing jurisdictions to which the Company is subject. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company recorded a full valuation allowance for all periods presented. As such the provision for income taxes was zero for the three months ended March 31, 2022 and the net deferred tax asset was zero as of March 31, 2022 and December 31, 2021.

Net Income (Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants would be anti-dilutive. At March 31, 2022 and 2021, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

For the three months ended March 31, 2022 and for the period from February 18, 2021 (Inception) through March 31, 2021, net income (loss) per common share is as follows:

			For the period from
			February 18, 2021
	For the Three Months ended		(inception) through March
	March 31, 2022		31, 2021
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Allocation of net income	$4,021,801	$1,005,450	$—	$(473)

Denominator
Weighted-average shares outstanding	28,009,750	7,002,438	—	7,187,500
Basic and diluted net income (loss) per share	$0.14	$0.14	$(0.00)	$(0.00)

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

On September 28, 2021, the underwriters’ purchased an additional 3,009,750 Units (the “Over-Allotment Units”), generating gross proceeds of $30,097,500, and earned an additional $601,950 in cash underwriting fees and deferred underwriting fees of $1,053,413.

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

Upon the exercise of the over-allotment option, the Company consummated the sale of 401,300 additional warrants (the “Over-Allotment Warrants”) at a purchase price of $1.50 per warrant in a private placement to the Sponsor and CA2 Co-Investment, which generated additional gross proceeds of $601,950.

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Note 5 — Related Party Transactions

Founder Shares

On March 1, 2021, the Sponsors paid $25,000 in exchange for 7,187,500 shares of Class B common stock (the “founder shares”). On March 25, 2021, the Sponsor transferred an aggregate of 75,000 Founder Shares to three members of the board of directors (each received 25,000 Founder Shares). The founder shares include an aggregate of up to 937,500 shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriters so that the number of founder shares will equal 20% of the Company’s issued and outstanding common stock after the IPO. On September 28, 2021, the underwriters partially exercised the Over-Allotment Option, which caused 752,438 founder shares to no longer be subject to forfeiture and resulted in 7,002,438 founder shares outstanding. On October 15, 2021, the unexercised portion of the underwriters’ option to purchase additional units expired and, pursuant to the terms of the letter agreement, dated August 31, 2021, an aggregate of 185,062 shares of Class B Common Stock were forfeited.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsors. At March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding (See Note 9).

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor, commencing on August 31, 2021, a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recognized an expense of $60,000 and $0 for the administrative service fee for the three months ended March 31, 2022 and for the period from February 18, 2021 (inception) through March 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company had no outstanding balance due to the affiliate of the Sponsor related to the administrative service fee.

Due to Related Party

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of March 31, 2022 and December 31, 2021, the Company had an outstanding balance due to the affiliate of the Sponsor of $4,263 and $2,727, respectively. The amount is included in accounts payable and accrued expenses on the condensed balance sheets and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company's securities.

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were no shares of preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 0 shares of Class A common stock outstanding, excluding 28,009,750 shares of Class A common stock subject to possible redemption which are classified as temporary equity.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. Holders of the Class B common stock are entitled to one vote for each share. There were 7,002,438 shares of Class B common stock issued and outstanding as of March 31, 2022 and December 31, 2021.

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00.

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00.

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

Note 8 — Warrant Liability

The following table presents fair value information as of March 31, 2022 and December 31, 2021, for the Company’s warrant liability that is accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability for the Private Placement Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The fair value of the Private Warrant liability is classified within Level 3 of the fair value hierarchy. Significant deviations from these estimates and inputs could result in a material change in fair value. The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets. During the quarter ended December 31, 2021, the Public Warrant liability was reclassified from a Level 3 to a Level 1 classification as they began to have quoted prices in active markets. As of March 31, 2022, the fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy.

		March 31,	December 31,
Liabilities:	Level	2022	2021
Warrant Liability – Public Warrants	1	$5,563,670	$8,866,953
Warrant Liability – Private Placement Warrants	3	$3,305,055	$5,248,983

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

The Private Placement Warrant liability is measured at fair value on a recurring basis. The Company used a Monte Carlo and Black Scholes valuation model to value the Private Warrants as of March 31, 2022 and December 31, 2021, respectively. The change in valuation models between December 31, 2021 and March 31, 2022 was implemented as the Monte Carlo valuation model better represents the fair value of the Private Placement Warrant liability.

The key inputs into the valuation models used to value the Private Placement Warrants were as follows:

Input	March 31, 2022		December 31, 2021
Common stock price	$9.68		$9.75
Risk-free interest rate	2.40%		1.35%
Expected term in years	5.93	years	5.67	years
Expected volatility	9.20%		15.45%
Exercise price	$11.50		$11.50
Warrant price	$0.61		$0.97

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

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our warrants classified as Level 3:

Warrant liability measured with level 3 inputs as of January 1, 2022:	$5,248,983
Change in fair value	(1,943,928)
Fair Value as of March 31, 2022 – private placement warrants	$3,305,055

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

On May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. The Company had not borrowed any amount under the promissory note as of the date which these unaudited condensed financial statements were issued.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary for our initial public offering (“IPO”). We do not expect to generate any operating revenues until after completion of our initial business combination. Until such time that a business combination occurs, we will generate non-operating income in the form of interest income on cash and cash equivalents in the form of specified U.S. government treasury bills or specified money market funds after the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. Until the completion of our initial business combination, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $5,027,251, which consisted of formation and operating costs of $307,117 offset by the change in the fair value of the warrant liability of $5,247,211 and interest earned on investment held in the Trust Account of $87,157.

For the period from February 18, 2021 (inception) through March 31, 2021, we had a net loss of $473, consisting of formation costs.

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

The Sponsor agreed to loan the Company an aggregate of up to $200,000 to be used for a portion of the expenses of IPO. The loan was non-interest bearing, unsecured and due at the later of July 31, 2021 or the closing of the IPO. As of September 3, 2021, the Sponsor had loaned to the Company an aggregate of $175,000 under the promissory note to pay for formation costs and a portion of the expenses of the IPO. The loan was repaid at the closing of the IPO out of the offering proceeds not held in the Trust Account. The Company had no borrowings under the promissory note as of March 31, 2022 and December 31, 2021.

As of March 31, 2022, we had available to us approximately $1.3 million of proceeds held outside the Trust Account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsors, an affiliate of our sponsors or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsors. The terms of such loans by our sponsors, an affiliate of our sponsors or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our business combination, we do not expect to seek loans from parties other than our sponsors, an affiliate of our sponsors or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. No such loans were made as of March 31, 2022.

On May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. The Company had not borrowed any amount under the promissory note as of the date which these unaudited condensed financial statements were issued.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and support services. We began incurring these fees on August 31, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation.

Critical Accounting Policies and Significant Judgments and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management.

There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Form 10-K on file with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report, except for the following amended and restated risk factor:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

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

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Simultaneously with the closing of the IPO, the Company consummated the private placement of 4,262,121 warrants to the Sponsor, 587,879 warrants to CA2 Co-Investment LLC (an affiliate of one of the underwriters of the IPO) (“CA2 Co-Investment”), and 75,000 warrants to two of our anchor investors each (together, the “Private Warrants”), each at a price of $1.50 per Private Warrant, generating total proceeds of $7,500,000.

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

31.2

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of May 2022.

CONCORD ACQUISITION CORP II

By:	/s/ Jeff Tuder
Name:	Jeff Tuder
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michele Cito
Name:	Michele Cito
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)