Form 10-Q
period 2022-06-30
Concord Acquisition Corp II
filed 2022-08-04
CIK 1851959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, there were 28,009,750 shares of Class A common stock, par value $0.0001 per share, and 7,002,438 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CONCORD ACQUISITION CORP II

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item I. Financial Statements (Unaudited)

CONCORD ACQUISITION CORP II

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Cash on hand	$1,105,399	$1,763,199
Prepaid expenses	428,781	397,556
Total Current Assets	1,534,180	2,160,755
Long-term prepaid expenses	66,245	256,657
Marketable securities and cash held in Trust Account	280,555,330	280,135,031
Total Assets	$282,155,755	$282,552,443

Liabilities and Stockholders' Deficit
Due to related party	$9,600	$2,727
Taxes payable	38,645	—
Accounts payable and accrued expenses	101,734	312,458
Total Current Liabilities	149,979	315,185
Warrant liability	3,267,180	14,115,936
Deferred underwriters' discount	9,803,413	9,803,413
Total Liabilities	13,220,572	24,234,534

Commitments and Contingencies

Common stock subject to possible redemption, 28,009,750 shares at redemption value	280,242,936	280,097,500

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding, excluding 28,009,750 shares subject to possible redemption	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,002,438 shares issued and outstanding	700	700
Additional paid-in capital	—	—
Accumulated deficit	(11,308,453)	(21,780,291)
Total Stockholders’ Deficit	(11,307,753)	(21,779,591)
Total Liabilities and Stockholders’ Deficit	$282,155,755	$282,552,443

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For the period
		from February 18,	For the
		2021	Three
	For the	(inception)	Months	For the
	Six Months Ended	through	Ended	Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Formation and operating costs	$613,137	$473	$306,020	$—
Loss from operations	(613,137)	(473)	(306,020)	—

Other income:
Income from investments held in Trust Account	420,300	—	333,143	—
Change in fair value of warrant liability	10,848,756	—	5,601,545	—
Total other income	11,269,056	—	5,934,688	—

Income (loss) before provision for income taxes	10,655,919	(473)	5,628,668	—
Provision for income taxes	38,645	—	38,645	—
Net income (loss)	$10,617,274	$(473)	$5,590,023	$—

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	28,009,750	—	28,009,750	—
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.30	$—	$0.16	$—

Basic and diluted weighted average shares outstanding, Class B common stock	7,002,438	7,187,500	7,002,438	7,187,500
Basic and diluted net income (loss) per share, Class B common stock	$0.30	$(0.00)	$0.16	$—

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

For the Six Months ended June 30, 2022

			Class A		Class B		Additional
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	—	$—	7,002,438	$700	$—	$(21,780,291)	$(21,779,591)
Net income	—	—	—	—	—	—	—	5,027,251	5,027,251
Balance as of March 31, 2022	—	—	—	—	7,002,438	700	—	(16,753,040)	(16,752,340)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(145,436)	(145,436)
Net income	—	—	—	—	—	—	—	5,590,023	5,590,023
Balance as of June 30, 2022 (Unaudited)	—	$—	—	$—	7,002,438	$700	$—	$(11,308,453)	$(11,307,753)

For the period from February 18, 2021 (inception) through June 30, 2021

			Class A		Class B		Additional
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – February 18, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	—	—	(473)	(473)
Balance as of March 31, 2021	—	—	—	—	7,187,500	719	24,281	(473)	24,527
Net loss	—	—	—	—	—	—	—	—	—
Balance as of June 30, 2021 (Unaudited)	—	$—	—	$—	7,187,500	$719	$24,281	$(473)	$24,527

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the period from
	For the Six	February 18, 2021
	Months ended	(inception) through
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net income (loss)	$10,617,274	$(473)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(420,300)	—
Changes in fair value of warrant liability	(10,848,756)	—
Changes in operating assets and liabilities:
Prepaid expenses	159,187	—
Due to related party	6,873	—
Taxes payable	38,645	—
Accounts payable and accrued expenses	(210,723)	473
Net cash used in operating activities	(657,800)	—

Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	—	75,000
Proceeds from sale of common stock to initial stockholders	—	25,000
Payment of deferred offering costs	—	(74,992)
Net cash provided by financing activities	—	25,008

Net change in cash	(657,800)	25,008
Cash, beginning of the period	1,763,199	—
Cash, end of the period	$1,105,399	$25,008

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Increase in redemption value of shares subject to possible redemption	$145,436	$—
Offering costs included in accounts payable and accrued offering expenses	$—	$181,717

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity since February 18, 2021 (inception) through June 30, 2022, relates to the Company’s formation, the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability.

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

Ten qualified institutional buyers or institutional accredited investors that are not affiliated with the Company, the Sponsor, the Company’s directors or any member of the Company’s management (“Anchor Investors”) each expressed to the Company an interest in purchasing up to 9.9% of the units sold in the IPO, at the offering price of $10.00, for an aggregate of up to $247.5 million of units offered. At the closing of the Company’s initial Business Combination, each of the Anchor Investors will be entitled to purchase from the Sponsor 125,000 founder shares (as defined in Note 5 below) at their original purchase price of approximately $0.003 per share, or 1,250,000 founder shares in the aggregate, subject to each Anchor Investor’s acquisition of 100% of the units allocated to it by the underwriters in the IPO. As of September 3, 2021, the Anchor Investors purchased a total of 24,750,000 Units or 99% of the outstanding Units offered in the IPO and as a result, have the right to purchase a total of 1,250,000 founder shares from the Sponsor contingent on the closing of a business combination.

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

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a stockholder meeting called to approve the Business Combination; or (2) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations. As of June 30, 2022, the amount in the Trust Account is $10.02 per public share.

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The shares of common stock subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Liquidity and Capital Resources

As of June 30, 2022, the Company had cash of $1,105,399 held outside of the Trust Account and available for working capital purposes. In addition, the Sponsor agreed to loan the Company up to $350,000 to be used to pay any operating expenses.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 11, 2022, which contains the audited financial statements and notes thereto. The accompanying condensed balance sheet as of December 31, 2021, has been derived from those audited financial statements. The interim results for the six months and three months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future interim periods.

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022, and December 31, 2021, respectively.

Marketable Securities and Cash Held in Trust Account

As of June 30, 2022, investments held in Trust Account consisted of Mutual Funds that invest primarily in US government securities and generally have a readily determinable fair value. Such securities and investments in mutual funds are presented on the condensed balance sheet at fair value at the end of the reporting period. Interest, dividends, gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of December 31, 2021, the Company classified its U.S. Treasury securities as held-to-maturity in accordance with ASC Topic 320, “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheet. Fair value of these marketable securities amounted to $280,136,770 as of December 31, 2021. Amortized cost of these marketable securities amounted to $280,135,031 as of December 31, 2021.

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

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

For held-to-maturity securities, premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “Income from investments held in Trust Account” line item in the condensed statements of operations. Accretion of the discounts amounted to $254,626 and $167,470 for the six months and three months ended June 30, 2022, respectively. There were no such securities held during the period from February 18, 2021 (inception) through June 30, 2021, and as a result there was no accretion during such period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of Class A common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in-capital (to the extent available) and accumulated deficit. During the three months ended June 30, 2022, the Company recorded an increase in the redemption value of $145,436 as a result of earnings on the Trust Account that exceed amounts payable for taxes.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statement of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Stock-Based Compensation

The sale or transfers of the Founder Shares to members of the Company’s board of directors, as described in Note 5, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of June 30, 2022, the Company determined that a Business Combination is not considered probable until the business combination is completed, and therefore, no stock-based compensation expense has been recognized.

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

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The effective tax rate differs from the statutory tax rate of 21% for the six and three months ended June 30, 2022 and 2021, primarily due to changes in fair value of the warrant liability, which are not currently recognized in taxable income, non-deductible start-up costs, and the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income or loss or the related tax provision or benefit but is otherwise able to make a reasonable estimate, the tax provision or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results through June 30, 2022.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company was formed in 2021 and expects to file U.S. federal and various state income tax returns. All tax periods since inception remain open to examination by the taxing jurisdictions to which the Company is subject. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Net Income (Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants would be anti-dilutive. At June 30, 2022 and 2021, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

For the six months ended June 30, 2022, and for the period from February 18, 2021 (Inception) through June 30, 2021, net income (loss) per common share is as follows:

	Six Months ended June 30,		For the period from February 18, 2021
	2022		(inception) through June 30, 2021
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Allocation of net income (loss)	$8,493,819	$2,123,455	$—	$(473)
Denominator
Weighted-average shares outstanding	28,009,750	7,002,438	—	7,187,500
Basic and diluted net income (loss) per share	$0.30	$0.30	$—	$(0.00)

For the three months ended June 30, 2022, and 2021, net income per common share is as follows:

	Three Months ended June 30,		Three Months ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$4,472,019	$1,118,004	$—	$—
Denominator
Weighted-average shares outstanding	28,009,750	7,002,438	—	7,187,500
Basic and diluted net income per share	$0.16	$0.16	$—	$—

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

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

The Company's management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

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

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Note 5 — Related Party Transactions

Founder Shares

On March 1, 2021, the Sponsors paid $25,000 in exchange for 7,187,500 shares of Class B common stock (the “founder shares”). On March 25, 2021, the Sponsor transferred an aggregate of 75,000 Founder Shares to three members of the board of directors (each received 25,000 Founder Shares). The founder shares included an aggregate of up to 937,500 shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriters so that the number of founder shares would equal 20% of the Company’s issued and outstanding common stock after the IPO. On September 28, 2021, the underwriters partially exercised the Over-Allotment Option, which caused 752,438 founder shares to no longer be subject to forfeiture and resulted in 7,002,438 founder shares outstanding. On October 15, 2021, the unexercised portion of the underwriters’ option to purchase additional units expired and, pursuant to the terms of the letter agreement, dated August 31, 2021, an aggregate of 185,062 shares of Class B Common Stock were forfeited.

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

Promissory Note — Related Party

On May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. The Company had not borrowed any amount under the promissory note.

Prior to May 3, 2022, the Sponsor agreed to loan the Company an aggregate of up to $200,000 to be used for a portion of the expenses of IPO. The loan was also non-interest bearing, unsecured and due at the later of July 31, 2021, or the closing of the IPO. As of September 3, 2021, the Sponsor had loaned to the Company an aggregate of $175,000 under the promissory note to pay for formation costs and a portion of the expenses of the IPO. The loan was repaid at the closing of the IPO out of the offering proceeds not held in the Trust Account.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsors. At June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding (See Note 9).

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor, commencing on August 31, 2021, a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recognized an expense of $120,000 and $60,000 for the administrative service fee for the six months and three months ended June 30, 2022, and $0 for the period from February 18, 2021 (inception) through June 30, 2021 and the three months ended June 30, 2021, respectively. As of June 30, 2022, and December 31, 2021, the Company had no outstanding balance due to the affiliate of the Sponsor related to the administrative service fee.

Due to Related Party

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of June 30, 2022 and December 31, 2021, the Company had an outstanding balance due to the affiliate of the Sponsor of $9,600 and $2,727, respectively. The amount is included in due to related party on the condensed balance sheets and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities.

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were no shares of preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022, and December 31, 2021, there were 0 shares of Class A common stock outstanding, excluding 28,009,750 shares of Class A common stock subject to possible redemption which are classified as temporary equity.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. Holders of the Class B common stock are entitled to one vote for each share. There were 7,002,438 shares of Class B common stock issued and outstanding as of June 30, 2022, and December 31, 2021.

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

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

JUNE 30, 2022

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

Note 8 — Fair Value Measurements

The following table presents fair value information as of June 30, 2022, and December 31, 2021, for the Company’s assets and liabilities that are accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

As of June 30, 2022, investments held in Trust Account consisted of mutual funds and generally have a readily determinable fair value. Such securities and investments in mutual funds are presented on the condensed balance sheet at fair value at the end the reporting period.

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The Company’s warrant liability for the Private Placement Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The fair value of the Private Warrant liability is classified within Level 3 of the fair value hierarchy. Significant deviations from these estimates and inputs could result in a material change in fair value. The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets. During the quarter ended December 31, 2021, the Public Warrant liability was reclassified from a Level 3 to a Level 1 classification as they began to have quoted prices in active markets. As of June 30, 2022, the fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy.

		June 30,	December 31,
Assets	Level	2022	2021
Marketable securities and cash held in Trust Account	1	$280,555,330	$—
		June 30,	December 31,
Liabilities:	Level	2022	2021
Warrant Liability – Public Warrants	1	$2,054,048	$8,866,953
Warrant Liability – Private Placement Warrants	3	$1,213,132	$5,248,983

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

The Private Placement Warrant liability is measured at fair value on a recurring basis. The Company used a Monte Carlo and Black Scholes valuation model to value the Private Warrants as of June 30, 2022, and December 31, 2021, respectively. The change in valuation models between December 31, 2021, and June 30, 2022, was implemented as the Monte Carlo valuation model better represents the fair value of the Private Placement Warrant liability.

The key inputs into the valuation models used to value the Private Placement Warrants were as follows:

	June 30, 2022		December 31, 2021

Input	Private Placement Warrants
Common stock price	$9.65		$9.75
Risk-free interest rate	3.00%		1.35%
Expected term in years	5.68	years	5.67	years
Expected volatility	6.28%		15.45%
Exercise price	$11.50		$11.50
Warrant price	$0.22		$0.97

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

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our warrants classified as Level 3:

Warrant liability measured with level 3 inputs at January 1, 2022:	$5,248,983
Change in fair value	(1,943,928)
Fair Value as of March 31, 2022 – private placement warrants	3,305,055
Change in fair value	(2,091,923)
Fair Value as of June 30, 2022 – private placement warrants	$1,213,132

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Note 9 — Income Taxes

The Company’s net deferred tax assets are as follows:

	June 30, 2022	December 31, 2021
Deferred tax asset:
Organizational costs/Startup expenses	$179,476	$71,729
Federal net operating loss	—	28,606
Total deferred tax asset	179,476	100,335
Valuation allowance	(179,476)	(100,335)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

		For the period from
		February 18, 2021	For the Three Months
	For the Six Months	(inception) through	ended	For the Three Months
	ended June 30, 2022	June 30, 2021	June 30, 2022	ended June 30, 2021
Federal:
Current	$38,645	$—	$38,645	$—
Deferred	(107,747)	—	(53,752)	—

State:
Current	—	—	—	—
Deferred	—	—	—	—
Valuation allowance	107,747	—	53,752	—
Income tax provision	$38,645	$—	$38,645	$—

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

		For the period from
		February 18, 2021	For the Three Months	For the Three Months
	For the Six Months	(inception) through	ended	ended
	ended June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	—	0.0%	—
Change in fair value of the warrant liability	(21.4)%	—	(20.9)%	—
Change in valuation allowance	1.7%	(21.0)%	1.0%	(21.0)%
Income tax provision	1.3%	—	1.1%	—

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. The Company did not identify any subsequent events that would require adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Concord Acquisition Corp II. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsors” refer to Concord Sponsor Group II LLC and CA2 Co-Investment, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, the business strategy, plans and objectives of management for future operations, and the impact of the coronavirus (COVID-19) pandemic on the Company’s search for a Business Combination (as defined below), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

For the six months ended June 30, 2022, we had net income of $10,617,274, which consisted of formation and operating costs of $613,137 and income taxes of  $38,645 offset by the change in the fair value of the warrant liability of $10,848,756 and income from investments held in the Trust Account of $420,300.

For the period from February 18, 2021 (inception) through June 30, 2021, we had a net loss of $473, consisting of formation costs.

For the three months ended June 30, 2022, we had net income of $5,590,023, which consisted of formation and operating costs of $306,020 and income taxes of $38,645 offset by the change in the fair value of the warrant liability of $5,601,545 and income from investments held in the Trust Account of $333,143.

For the Three Months Ended June 30, 2021, we had no activity and no net income or loss.

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

On May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. The Company had not borrowed any amount under the promissory note.

As of June 30, 2022, we had available to us approximately $1.1 million of proceeds held outside the Trust Account. In addition, the Sponsor agreed to loan the Company up to $350,000 to be used to pay any operating expenses. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsors, an affiliate of our sponsors or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsors. The terms of such loans by our sponsors, an affiliate of our sponsors or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our business combination, we do not expect to seek loans from parties other than our sponsors, an affiliate of our sponsors or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. No such loans were made as of June 30, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Form 10-K for the year ended December 31, 2021, on file with the SEC.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022 (the “Annual Report”), and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC on May 10, 2022 (the “2022 Q1 Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report and the 2022 Q1 Report.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 4th day of August 2022.

CONCORD ACQUISITION CORP II

By:	/s/ Jeff Tuder
Name:	Jeff Tuder
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michele Cito
Name:	Michele Cito
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)