Form 10-Q
period 2022-09-30
Concord Acquisition Corp II
filed 2022-11-04
CIK 1851959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 4, 2022, there were 28,009,750 shares of Class A common stock, par value $0.0001 per share, and 7,002,438 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CONCORD ACQUISITION CORP II

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item I. Financial Statements (Unaudited)

CONCORD ACQUISITION CORP II

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Cash	$985,388	$1,763,199
Prepaid expenses	374,660	397,556
Total Current Assets	1,360,048	2,160,755
Long-term prepaid expenses	—	256,657
Marketable securities and cash held in Trust Account	281,819,810	280,135,031
Total Assets	$283,179,858	$282,552,443

Liabilities and Stockholders' Deficit
Due to related party	$10,021	$2,727
Accrued income taxes	293,686	—
Accounts payable and accrued expenses	131,149	312,458
Total Current Liabilities	434,856	315,185
Warrant liability	3,123,042	14,115,936
Deferred underwriters' discount	9,803,413	9,803,413
Total Liabilities	13,361,311	24,234,534

Commitments and Contingencies

Common stock subject to possible redemption, 28,009,750 shares at redemption value of $10.04 and $10.00 at September 30, 2022 and December 31, 2021, respectively	281,202,376	280,097,500

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding, excluding 28,009,750 shares subject to possible redemption	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,002,438 shares issued and outstanding	700	700
Additional paid-in capital	—	—
Accumulated deficit	(11,384,529)	(21,780,291)
Total Stockholders’ Deficit	(11,383,829)	(21,779,591)
Total Liabilities and Stockholders’ Deficit	$283,179,858	$282,552,443

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For the period from
	For the	February 18, 2021	For the Three	For the Three Months
	Nine Months ended	(inception) through	Months ended	ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Formation and operating costs	$883,350	$191,047	$270,213	$190,574
Loss from operations	(883,350)	(191,047)	(270,213)	(190,574)

Other income (loss):
Income from investments held in Trust Account	1,684,780	5,431	1,264,480	5,431
Offering costs attributable to warrant liability	—	(1,029,225)	—	(1,029,225)
Change in fair value of warrant liability	10,992,894	5,853,167	144,138	5,853,167
Total other income, net	12,677,674	4,829,373	1,408,618	4,829,373

Income before income taxes	11,794,324	4,638,326	1,138,405	4,638,799
Provision for income taxes	293,686	—	255,041	—
Net income	$11,500,638	$4,638,326	$883,364	$4,638,799

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	28,009,750	3,151,241	28,009,750	7,706,840
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.33	$0.45	$0.03	$0.31

Basic and diluted weighted average shares outstanding, Class B common stock	7,002,438	7,185,032	7,002,438	7,181,465
Basic and diluted net income per share, Class B common stock	$0.33	$0.45	$0.03	$0.31

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

For the Nine Months ended September 30, 2022

			Class A		Class B		Additional
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	—	$—	7,002,438	$700	$—	$(21,780,291)	$(21,779,591)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(145,436)	(145,436)
Net income	—	—	—	—	—	—	—	10,617,274	10,617,274
Balance as of June 30, 2022	—	—	—	—	7,002,438	700	—	(11,308,453)	(11,307,753)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(959,440)	(959,440)
Net income	—	—	—	—	—	—	—	883,364	883,364
Balance as of September 30, 2022 (Unaudited)	—	$—	—	$—	7,002,438	$700	$—	$(11,384,529)	$(11,383,829)

For the period from February 18, 2021 (inception) through September 30, 2021

			Class A		Class B		Additional
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance – February 18, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	—	—	(473)	(473)
Balance as of June 30, 2021	—	—	—	—	7,187,500	719	24,281	(473)	24,527
Proceeds received in excess of fair value of Private Warrants	—	—	—	—	—	—	946,672	—	946,672
Excess fair value over consideration of the founder shares offered to the anchor investors	—	—	—	—	—	—	9,588,750	—	9,588,750
Forfeiture of Founder Shares pursuant to Over-allotment	—	—	—	—	(185,062)	(19)	19	—	—
Reclassification of shares subject to redemption	—	—	—	—	—	—	(10,559,722)	(25,249,920)	(35,809,642)
Net income	—	—	—	—	—	—	—	4,638,799	4,638,799
Balance as of September 30, 2021(Unaudited)	—	$—	—	$—	7,002,438	$700	$—	$(20,611,594)	$(20,610,894)

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the period from
	For the Nine	February 18, 2021
	Months ended	(inception) through
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net income	$11,500,638	$4,638,326
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(1,684,780)	(5,431)
Changes in fair value of warrant liability	(10,992,894)	(5,853,167)
Changes in operating assets and liabilities:
Prepaid expenses	279,553	(735,902)
Due to related party	7,294	—
Accrued income taxes	293,686	—
Accounts payable and accrued expenses	(181,308)	132,465
Net cash used in operating activities	(777,811)	(1,823,709)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(280,097,500)
Net cash used in investing activities	—	(280,097,500)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriters’ discount	—	276,119,775
Proceeds from issuance of warrants	—	8,101,950
Proceeds from sale of common stock to initial stockholders	—	25,000
Proceeds from issuance of promissory note to related party	—	175,000
Payment of offering costs	—	(434,259)
Payoff of promissory note to related party	—	(175,000)
Net cash provided by financing activities	—	283,812,466

Net change in cash	(777,811)	1,891,257
Cash, beginning of the period	1,763,199	—
Cash, end of the period	$985,388	$1,891,257

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Increase in redemption value of shares subject to possible redemption	$1,104,876	$—
Initial classification of warrant liability	$—	$19,160,773
Deferred underwriters’ discount	$—	$9,803,413

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity since February 18, 2021 (inception) through September 30, 2022, relates to the Company’s formation, the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability.

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

The Company estimated the aggregate fair value of the founder shares attributable to Anchor Investors and allocated $425,771 to the Public Warrants, as defined below (see Note 3), which is included in accumulated deficit in accordance with Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A-”Expenses of Offering”.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a stockholder meeting called to approve the Business Combination; or (2) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations. As of September 30, 2022, the amount in the Trust Account is approximately $10.04 per public share.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Liquidity and Going Concern Consideration

As of September 30, 2022, the Company had cash of $985,388 held outside of the Trust Account and available for working capital purposes. Further, investment income on the funds held in the Trust Account may be released to the Company to pay taxes.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, the Company has until September 3, 2023 to consummate a Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before September 3, 2023, it is uncertain whether the Company will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate our business prior to a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern. It is uncertain whether the Company will be able to consummate a Business Combination by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 3, 2023.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 11, 2022, which contains the audited financial statements and notes thereto. The accompanying condensed balance sheet as of December 31, 2021, has been derived from those audited financial statements. The interim results for the nine months and three months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Marketable Securities and Cash Held in Trust Account

As of September 30, 2022, investments held in Trust Account consisted of Mutual Funds that invest primarily in US government securities and generally have a readily determinable fair value. Such securities and investments in mutual funds are presented on the condensed balance sheet at fair value at the end of the reporting period. Interest, dividends, gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of December 31, 2021, the Company classified its U.S. Treasury securities as held-to-maturity in accordance with ASC Topic 320, “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheet. Fair value of these marketable securities amounted to $280,136,770 as of December 31, 2021. Amortized cost of these marketable securities amounted to $280,135,031 as of December 31, 2021.

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

For held-to-maturity securities, premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “Income from investments held in Trust Account” line item in the condensed statements of operations. Accretion of the discounts amounted to $254,626 and $0 for the nine months and three months ended September 30, 2022, respectively. Accretion of the discounts amounted to $5,431 for both the period from February 18, 2021 (inception) through September 30, 2021 and for the three months ended September 30, 2021, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in-capital (to the extent available) and accumulated deficit. During the nine months ended September 30, 2022, the Company recorded an increase in the redemption value of $1,104,876 because of earnings on the Trust Account that exceed amounts payable for taxes. While the Company may use earnings on the Trust Account to pay its tax obligations, as of September 30, 2022, no amounts have been withdrawn by the Company from the Trust Account to pay its tax obligations.

At September 30, 2021 and December 31, 2021, the Class A common stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$280,097,500
Less:	—
Deferred underwriting costs	$(9,414,855)
Paid underwriting fees	(4,811,339)
Proceeds allocated to Public Warrants	(12,005,495)
Excess fair value over consideration of the founder shares offered to the anchor investors	(9,588,750)
Other offering costs paid	(57,403)
Plus:	—
Remeasurement of shares subject to redemption	$35,877,842
Class A common stock subject to possible redemption	$280,097,500

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statement of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Stock-Based Compensation

The sale or transfers of the Founder Shares to members of the Company’s board of directors, as described in Note 5, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of September 30, 2022, the Company determined that a Business Combination is not considered probable until the business combination is completed, and therefore, no stock-based compensation expense has been recognized.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The effective tax rate differs from the statutory tax rate of 21% for the nine and three months ended September 30, 2022 and 2021, primarily due to changes in fair value of the warrant liability, which are not currently recognized in taxable income, non-deductible start-up costs, and the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income or loss or the related tax provision or benefit but is otherwise able to make a reasonable estimate, the tax provision or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results through September 30, 2022.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations (each, a “covered corporation”). Because the Company is a Delaware corporation and its securities are trading on the NYSE, the Company is a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IRA applies only to repurchases that occur after December 31, 2022.

If a Business Combination is completed on or before December 31, 2022, the Company would not be subject to the excise tax as a result of stockholders exercising their redemption rights. However, if such Business Combination occurs any time after December 31, 2022, any redemption or other repurchase that occurs in connection with the Business Combination may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the nature and amount of the equity issued in connection

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete the Business Combination.

Net Income Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net income per common share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants would be anti-dilutive. At September 30, 2022 and 2021, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

For the nine months ended September 30, 2022, and for the period from February 18, 2021 (Inception) through September 30, 2021, net income per common share is as follows:

	Nine Months ended September 30,		For the period from February 18, 2021 (inception) through
	2022		September 30, 2021
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$9,200,510	$2,300,128	$1,414,096	$3,224,230
Denominator
Weighted-average shares outstanding	28,009,750	7,002,438	3,151,241	7,185,032
Basic and diluted net income per share	$0.33	$0.33	$0.45	$0.45

For the three months ended September 30, 2022, and 2021, net income per common share is as follows:

	Three Months ended September 30,		Three Months ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$706,691	$176,673	$2,401,246	$2,237,553
Denominator
Weighted-average shares outstanding	28,009,750	7,002,438	7,706,840	7,181,465
Basic and diluted net income per share	$0.03	$0.03	$0.31	$0.31

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Promissory Note — Related Party

On May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. The Company had not borrowed any amount under the promissory note. There was no balance outstanding as of both September 30, 2022 and December 31, 2021.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsors. As of September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding (See Note 9).

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor, commencing on August 31, 2021, a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recognized an expense of $180,000 and $60,000 for the administrative service fee for the nine months and three months ended September 30, 2022, and $20,000 for both the period from February 18, 2021 (inception) through September 30, 2021 and the three months ended September 30, 2021. As of September 30, 2022 and December 31, 2021, the Company had no outstanding balance due to the affiliate of the Sponsor related to the administrative service fee.

Due to Related Party

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of September 30, 2022 and December 31, 2021, the Company had an outstanding balance due to the affiliate of the Sponsor of $10,021 and $2,727, respectively. The amount is included in due to related party on the condensed balance sheets and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were no shares of preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022, and December 31, 2021, there were 0 shares of Class A common stock outstanding, excluding 28,009,750 shares of Class A common stock subject to possible redemption which are classified as temporary equity.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. Holders of the Class B common stock are entitled to one vote for each share. There were 7,002,438 shares of Class B common stock issued and outstanding as of September 30, 2022, and December 31, 2021.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Note 8 — Fair Value Measurements

The following table presents fair value information as of September 30, 2022, and December 31, 2021, for the Company’s assets and liabilities that are accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

As of September 30, 2022, investments held in Trust Account consisted of mutual funds and generally have a readily determinable fair value. Such securities and investments in mutual funds are presented on the condensed balance sheet at fair value at the end the reporting period.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The Company’s warrant liability for the Private Placement Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The fair value of the Private Warrant liability is classified within Level 3 of the fair value hierarchy. Significant deviations from these estimates and inputs could result in a material change in fair value. The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets. During the quarter ended December 31, 2021, the Public Warrant liability was reclassified from a Level 3 to a Level 1 classification as they began to have quoted prices in active markets. As of September 30, 2022, the fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy.

		September 30,	December 31,
Assets	Level	2022	2021
Marketable securities and cash held in Trust Account	1	$281,819,810	$—

		September 30,	December 31,
Liabilities:	Level	2022	2021
Warrant Liability – Public Warrants	1	$1,960,682	$8,866,953
Warrant Liability – Private Placement Warrants	3	$1,162,360	$5,248,983

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

The Private Placement Warrant liability is measured at fair value on a recurring basis. The Company used a Monte Carlo and Black Scholes valuation model to value the Private Warrants as of September 30, 2022, and December 31, 2021, respectively. The change in valuation models between December 31, 2021, and September 30, 2022, was implemented as the Monte Carlo valuation model better represents the fair value of the Private Placement Warrant liability.

The key inputs into the valuation models used to value the Private Placement Warrants were as follows:

	September 30, 2022		December 31, 2021

Input	Private Placement Warrants
Common stock price	$9.69		$9.75
Risk-free interest rate	3.99%		1.35%
Expected term in years	5.61	years	5.67	years
Expected volatility	4.55%		15.45%
Exercise price	$11.50		$11.50
Public warrant price	$0.21		$0.97

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our warrants classified as Level 3:

Warrant liabilities measured with level 3 inputs at January 1, 2022:	$5,248,983
Change in fair value	(4,035,851)
Fair Value as of June 30, 2022 – private placement warrants	1,213,132
Change in fair value	(50,772)
Fair Value as of September 30, 2022 – private placement warrants	$1,162,360

Note 9 — Income Taxes

The Company’s net deferred tax assets are as follows:

	September 30, 2022	December 31, 2021
Deferred tax asset:
Organizational costs/startup expenses	$223,620	$71,729
Federal net operating loss	—	28,606
Total deferred tax asset	223,620	100,335
Valuation allowance	(223,620)	(100,335)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

		For the period from
	For the Nine Months	February 18, 2021
	ended September 30,	(inception) through	For the Three Months ended	For the Three Months ended
	2022	September 30, 2021	September 30, 2022	September 30, 2021
Federal:
Current	$293,686	$—	$255,041	$—
Deferred	(123,285)	—	(44,144)	—

State:
Current	—	—	—	—
Deferred	—	—	—	—
Change in valuation allowance	123,285	—	44,144	—
Income tax provision	$293,686	$—	$255,041	$—

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

		For the period from
		February 18, 2021	For the Three Months	For the Three Months
	For the Nine Months	(inception) through	ended	ended
	ended September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	—	0.0%	—
Change in fair value of the warrant liability	(19.7)%	—	(2.7)%	—
Change in valuation allowance	1.2%	(21.0)%	4.1%	(21.0)%
Income tax provision	2.5%	—	22.4%	—

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, the business strategy, plans and objectives of management for future operations, and the impact of the coronavirus (COVID-19) pandemic on the Company’s search for a Business Combination (as defined below), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Company’s annual report on Form 10-K and quarterly reports on Form 10-Q filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 18, 2021, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). We intend to effectuate our initial business combination using cash from the proceeds of our offering and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary for our initial public offering (“IPO”) and activities related to seeking and consummating an acquisition target. We do not expect to generate any operating revenues until after completion of our initial business combination. Until such time that a business combination occurs, we will generate non-operating income in the form of interest income on cash and cash equivalents in the form of specified U.S. government treasury bills or specified money market funds after the IPO and non-operating income or expense from the changes in the fair value of warrant liabilities. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. Until the completion of our initial business combination, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the nine months ended September 30, 2022, we had net income of $11,500,638, which consisted of formation and operating costs of $883,350 and income taxes of $293,686 offset by the change in the fair value of the warrant liability of $10,992,894 and income from investments held in the Trust Account of $1,684,780.

For the period from February 18, 2021 (inception) through September 30, 2021, we had a net income of $ $4,638,326, which consisted of formation and operating costs of $191,047 and offering costs attributable to warrant liability of $1,029,225 offset by the change in the fair value of the warrant liability of $5,853,167 and income from investments held in the Trust Account of $5,431.

For the three months ended September 30, 2022, we had net income of $883,364, which consisted of formation and operating costs of $270,213 and income taxes of $255,041 offset by the change in the fair value of the warrant liability of $144,138 and income from investments held in the Trust Account of $1,264,480.

For the three months ended September 30, 2021, we had net income of $4,638,799, which consisted of formation and operating costs of $190,574 and offering costs attributable to warrant liability of $1,029,225 offset by the change in the fair value of the warrant liability of $5,853,167 and income from investments held in the Trust Account of $5,431.

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

As of September 30, 2022, we had available to us $985,388 of proceeds held outside the Trust Account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, the Company has until September 3, 2023 to consummate a Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before September 3, 2023, it is uncertain whether the Company will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate our business prior to a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern. It is uncertain whether the Company will be able to consummate a Business Combination by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 3, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022 (the “Annual Report”), and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC on May 10, 2022 (the “2022 Q1 Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report and the 2022 Q1 Report, except for the below.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations (each, a “covered corporation”). Because we are a Delaware corporation and our securities are trading on the NYSE, we are a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IRA applies only to repurchases that occur after December 31, 2022.

If a Business Combination is completed on or before December 31, 2022, we would not be subject to the excise tax as a result of stockholders exercising their redemption rights. However, if such Business Combination occurs any time after December 31, 2022, any redemption or other repurchase that occurs in connection with the Business Combination may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the nature and amount of the equity issued in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete the Business Combination.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 4th day of November 2022.

CONCORD ACQUISITION CORP II

By:	/s/ Jeff Tuder
Name:	Jeff Tuder
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michele Cito
Name:	Michele Cito
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)