Form 10-K
period 2022-12-31
Concord Acquisition Corp II
filed 2023-02-27
CIK 1851959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2022, based upon the closing price of $9.65 of the Registrant’s Class A common stock as reported on the New York Stock Exchange, was approximately $274.8 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 27, 2023, there were 28,009,750 shares of Class A common stock, par value $0.0001 per share, and 7,002,438 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K (this “Annual Report”) are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●   our ability to select an appropriate target business or businesses;

●   our ability to complete our initial business combination;

●   our expectations around the performance of a prospective target business or businesses;

●   our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●   our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●   our potential ability to obtain additional financing to complete our initial business combination;

●   our pool of prospective target businesses and the financial services and financial technology industries;

●   our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

●   the ability of our officers and directors to generate a number of potential business combination opportunities;

●   our public securities’ potential liquidity and trading;

●   the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

●   the Trust Account not being subject to claims of third parties;

●   our financial performance; or

●   the other risks and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the SEC.

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

Our Sponsor

Our sponsor is affiliated with Atlas Merchant Capital LLC, or Atlas, an alternative asset manager with approximately $1 billion in assets under management as of December 31, 2022 and approximately $3.0 billion of capital raised through its fund vehicles and related co-investments in its fund’s portfolio companies since inception. We believe that the experience of our management team, Board of Directors and Advisors, and our relationship with Atlas will allow us to source, identify and execute an attractive transaction for our shareholders.

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

Bob Diamond serves as Chairman of our board of directors. Mr. Diamond is Founding Partner and Chief Executive Officer of Atlas Merchant Capital LLC. Until 2012, Mr. Diamond was Chief Executive of Barclays, having previously held the position of President of Barclays, responsible for Barclays Capital and Barclays Global Investors (“BGI”). He became an executive director of Barclays in 2005 and had been a member of the Barclays Executive Committee since 1997. Prior to Barclays, Mr. Diamond held senior executive positions at Credit Suisse First Boston and Morgan Stanley in the United States, Europe and Asia. Mr. Diamond worked at Credit Suisse First Boston from 1992 to 1996, where his roles included Vice Chairman and Head of Global Fixed Income and Foreign Exchange in New York, as well as Chairman, President and CEO of Credit Suisse First Boston Pacific. Mr. Diamond worked at Morgan Stanley from 1979 to 1992, including as the Head of European and Asian Fixed Income Trading. Mr. Diamond is currently a member of the Board of Directors of South Street Securities Holdings, Inc. and Crux Informatics. He is also a Trustee of The American Foundation of the Imperial War Museum Inc., a Life Member of The Council on Foreign Relations and is involved in several non-profit initiatives, including being a Director of the Diamond Foundation. He is also Life Trustee and former Chair of the Colby College Board of Trustees. Mr. Diamond also serves on the board of directors of Concord III.

Jeff Tuder serves as our Chief Executive Officer. Mr. Tuder is currently an Operating Partner of Atlas, having joined in September 2020. Previously, Mr. Tuder founded Tremson Capital Management, LLC to invest in undervalued public equities and to make private equity and credit investments in partnership with a number of family offices. Prior to founding Tremson, Mr. Tuder held various investment positions at JHL Capital Group, a multi-strategy hedge fund, KSA Capital Management, a deep value long/short equity fund, and CapitalSource Finance, where he was a Managing Director and Head of its Special Opportunity credit investment business. Mr. Tuder began his career as a private equity professional at Fortress Investment Group, where he underwrote and managed private equity investments for Fortress’ various investment vehicles; Nassau Capital, LLC, which managed the private assets of Princeton University’s Endowment; and ABS Capital Partners, a private equity firm affiliated with Alex. Brown & Sons. Mr. Tuder is currently a member of the Board of Directors of Inseego Corporation (NASDAQ: INSG), Unico American (NASDAQ: UNAM), and Seachange International (NASDAQ: SEAC). Mr. Tuder received a B.A. in English Literature from Yale College. Mr. Tuder also serves as Chief Executive Officer of Concord III.

Michele Cito serves as our Chief Financial Officer. Ms. Cito is Chief Financial Officer and a Managing Director of Atlas Merchant Capital LLC, having joined in June 2014. Ms. Cito joined Atlas as Controller and later served as Vice President of Finance and Operations prior to becoming Chief Financial Officer. Previously, Ms. Cito worked as an Auditor at Deloitte & Touche LLP in financial services. Ms. Cito is a Certified Public Accountant and received a B.A. in Public Accounting, and an MBA from Pace University. Ms. Cito also serves as Chief Financial Officer of Concord III.

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

Larry Leibowitz serves on our board of directors. Mr. Leibowitz is a finance and technology entrepreneur who specializes in business transformation and capital markets. Mr. Leibowitz is an Operating Partner of Atlas, and is a Strategic Advisor and Board Director of Crux Informatics. Mr. Leibowitz currently serves on the Board of Directors of Cowen, Inc (NASDAQ: COWN), an independent investment bank, as well as Vice Chairman of XCHG Xpansiv, an intelligent commodities exchange focusing on renewable energy products, and is on the board of various other private companies in the data management, digital law, and site logistics businesses. Most recently, Mr. Leibowitz served as Chief Operating Officer, Head of Global Equities Markets and as a Member of the board of directors of NYSE Euronext, from 2007 to 2013. Prior to that, Mr. Leibowitz served as Chief Operating Officer of Americas Equities at UBS, Co-head of Schwab Soundview Capital Markets, and CEO of Redibook. Mr. Leibowitz was formerly a founding partner at Bunker Capital, and Managing Director and Head of Quantitative Trading and Equities technology at CS First Boston. Mr. Leibowitz also serves on the board of directors of Concord III.

Peter Ort serves on our board of directors. Mr. Ort is Co-Founder of CurAlea Associates LLC, which provides customized software and advisory solutions to wealth and asset managers. Mr. Ort is also a General Partner at Cambium Capital Partners, an early stage venture capital firm focused on advanced computing in areas such as machine learning specific chips, quantum computing, and application specific devices. Previously, Mr. Ort spent the bulk of his career at Goldman Sachs, where he was a Managing Director and co-head of the Hedge Fund Strategies Group, overseeing manager selection for a $25 billion portfolio, and also worked in the firm’s Private Equity Group and Financial Institutions Group in New York and Tokyo. Mr. Ort was also a Managing Director at Karsch Capital, an equity long/short hedge fund. Mr. Ort is a member of the board or advisory board of a number of privately held technology companies. Mr. Ort graduated from Duke University, obtained J.D. and M.B.A. degrees from New York University, and is a member of the New York and New Jersey State Bars. He was a Fulbright Scholar in Japan, and is the Treasurer and a member of the board of the Fulbright Association’s New Jersey Chapter. Mr. Ort also serves on the board of directors of Concord III.

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

In August 2020, members of our management team formed Concord Acquisition Corp (“Concord I”), and in February 2021, members of our management team formed Concord Acquisition Corp III (“Concord III”), each of which is a blank check company incorporated for substantially similar purposes as our company. Concord I entered into a definitive agreement for a business combination but was unable to complete its initial business combination and is currently in the process of dissolving. Concord III has completed its initial public offering but has not entered into a business combination agreement or completed its initial business combination. Most of the members of our management team serve in the same positions with Concord III.

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

Specifically, our strategy is to:

●   utilize our deep understanding of emerging trends within the financial services and financial technology sectors to identify the most attractive segments and to assess suitable merger candidates;

●   develop a large pipeline of actionable investment opportunities through our long-standing relationships and proprietary deal sourcing networks; and,

●   leverage the strategic, transactional and operating experience of our management team and sponsor to engage with and perform due diligence over likely business combination targets to consummate a transaction;

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

Key industry characteristics include:

●   large addressable market;

●   compelling long-term secular growth;

●   attractive competitive dynamics; and,

●   inorganic growth and consolidation opportunities.

Key business characteristics of attractive consolidation targets include:

●   high-caliber executive and management team;

●   market-leading product or service;

●   potential for growth in excess of relevant industry average;

●   high barriers to entry;

●   solid base of recurring revenue;

●   resilient to economic cycles;

●   established, high-quality customer base;

●   long-term customer relationships/contracts;

●   attractive overall financial profile;

●   opportunity for operational improvements;

●   attractive steady-state margins and free cash flow characteristics; and,

●   will benefit from Atlas’s long-term sponsorship as it seeks to accelerate growth in the public markets.

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

Our management team and Sponsor have decades of experience in:

●   developing and fostering relationships with business owners, management teams and various types of capital providers;

●   sourcing, structuring, conducting diligence, and financing complex acquisitions;

●   structuring and negotiating transaction terms favorable to investors;

●   executing transactions in multiple geographies and under varying economic and financial market conditions;

●   accessing the capital markets, including financing businesses and helping companies transition to public ownership; and,

●   providing strategic guidance at the board level to assist in ongoing shareholder value creation as an independent public company.

Atlas and its network of operating partners have deep domain expertise within the financial services and financial technology industries as well as broad transactional experience outside of our core focus areas, with particularly valuable experience:

●   operating large, complex, global businesses;

●   establishing both short and long-term strategic directions;

●   navigating and adapting to challenging macro environments;

●   identifying, recruiting and assessing world-class executives;

●   acquiring and integrating companies;

●   structuring, negotiating and financing complex transactions with multiple counterparties; and,

●   developing and growing companies in various ways; both organically through new product introductions and geographic expansion, and inorganically through acquisitions and other strategic joint-ventures and partnerships.

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

We do not believe, however, that (aside from Concord III) the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

Additionally, we will remain a smaller reporting company until the last day of each fiscal year for so long as either (1) the market value of our common stock held by non-affiliates did not equal or exceed $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates did not equal or exceed $700 million as of the end of that year’s second fiscal quarter.

Financial Position

With funds available for a business combination in the amount of approximately $ 273,676,197 as of December 31, 2022, assuming no redemptions, after payment of $9,803,413 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Accordingly, the prospects for our success may be:

●   solely dependent upon the performance of a single business, property or asset; or

●   dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Under the NYSE’s listing rules, stockholder approval would typically be required for our initial business combination if, for example:

●   we issue (other than in a public offering for cash) shares of common stock that will either (a) be equal to or in excess of 20% of the number of shares of common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

●   any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

●   the issuance or potential issuance will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by applicable law or stock exchange rule will be made by us, solely in our discretion, and will be based on business and other reasons, which include a variety of factors, including, but not limited to:

●   the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●   the expected cost of holding a stockholder vote;

●   the risk that the stockholders would fail to approve the proposed business combination;

●   other time and budget constraints of the company; and

●   additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●   conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●   file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●   conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●   file proxy materials with the SEC.

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 3, 2023  or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders, officers and directors have agreed to waive any redemption rights with respect to any founder shares, private placement shares and any public shares held by them in connection with any such amendment. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●   prior to the consummation of our initial business combination, we shall either: (1) seek stockholder approval of our initial business combination at a meeting called for such purpose, in connection with which, stockholders may seek to redeem their shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction, into their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable); or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;

●   we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of our common stock voted are voted in favor of the business combination at a duly held stockholders meeting;

●   if we have not completed our initial business combination by September 3, 2023, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law; and

●   prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. See “Item 9A. Controls and Procedures” for a more detailed discussion. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

•failure to enforce our sponsor’s indemnification obligations;

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

ITEM 1A. RISK FACTORS

This Annual Report contains forward-looking information based on our current expectations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our consolidated financial statements and the related notes appearing at the end of this Annual Report, before deciding whether to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We may not have sufficient liquidity to meet our anticipated obligations over the next year from the issuance of these financial statements. In connection with our assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, we have until September 3, 2023 to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 3, 2023.

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

If the NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●   a limited availability of market quotations for our securities;

●   reduced liquidity for our securities;

●   a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●   a limited amount of news and analyst coverage; and

●   a decreased ability to issue additional securities or obtain additional financing in the future.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire, including Concord III. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our sponsors or any of its affiliates may make additional investments in us, although our sponsors and its affiliates have no obligation or other duty to do so. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating and completing an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

We have identified a material weakness in our internal control over financial reporting relating to our accounting for complex financial instruments as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Regarding the restatements to the September 3, 2021 financial statements included in the Company's Form 8-K (the “Restatements”), as filed with the SEC on September 10, 2021, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. The Company restated its September 3, 2021 financial statements in the prior year to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

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

As part of the Restatements, we identified a material weakness in our internal controls over financial reporting. As a result of such material weakness, the restatement, the change in accounting for our Class A common stock, and other matters raised or that may in the future be raised by the SEC, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

As of December 31, 2022, approximately $1.1 million of cash was available to us outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation or other duty to loan funds to, or invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

If we instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash in order to seek to mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount the public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct the trustee with respect to the trust account to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of an initial business combination or liquidation of the Company. Following such liquidation of the securities held in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount the Public Stockholders would receive upon any redemption or liquidation of the Company. As of the date of this Annual Report, we have not yet made any such determination to liquidate the securities held in the trust account.

The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time and instead hold all funds in the trust account in cash, which would further reduce the dollar amount the Public Stockholders would receive upon any redemption or liquidation of the Company. As of the date of this proxy statement/prospectus, we are currently holding the funds in our trust account in money market funds.

Risks Related to Our Operations

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

On March 30, 2022, the SEC issued proposed rules relating to certain activities of SPACs (the “SPAC Rule Proposals”), relating to, among other things, circumstances in which SPACs could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of its registration statement for its IPO (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC. It is possible that a claim could be made that we have been operating as an unregistered investment company. This risk may be increased if we continue to hold the funds in the trust account in short-term u.s. government treasury obligations or in money market funds invested exclusively in such securities, rather than instructing the trustee to liquidate the securities in the trust account and hold the funds in the trust account in cash.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate. If we are required to liquidate, our stockholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

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

Inflation could adversely affect our business and results of operations.

While inflation in the United States and global markets has been relatively low in recent years, during 2021 and 2022, the economy in the United States and global markets encountered a material increase in the level of inflation. The impact of COVID-19, geopolitical developments such as the Russia-Ukraine conflict and global supply chain disruptions continue to increase uncertainty in the outlook of near-term and long-term economic activity, including whether inflation will continue and how long, and at what rate. Increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with the uncertainties surrounding COVID-19, geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. In addition, many of our executive officers and directors also serve as executive officers and directors of Concord III, which is a blank check company that is in the process of identifying a target and completing its business combination and may present additional conflicts of interest in pursuing an acquisition target. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses.

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

In light of the involvement of our sponsors, officers and directors with other businesses, we may decide to acquire one or more businesses affiliated with or competitive with our sponsors, officers and directors, and their respective affiliates. Our directors also serve as officers and/or board members for other entities, including, without limitation, Concord III. Such entities may compete with us for business combination opportunities. Our sponsors, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of each year for so long as either (1) the market value of our common stock held by non-affiliates did not equal or exceed $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates did not equal or exceed $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that we make that occurs after December 31, 2022 may be subject to the Excise Tax. Whether and to what extent we would be subject to the Excise Tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with our initial business combination, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the Excise Tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the Excise Tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination.

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

Holders of Record

On February 27, 2023, there was one holder of record of our units, one holder of record of our Class A common stock and, fourteen holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

For the year ended December 31, 2022, we had net income of $14,520,887, which consisted of change in the fair value of the warrant liability of $12,410,693 and income from investments held in the Trust Account of $4,052,237, partially offset by operating costs of $1,161,679 and income taxes of $780,364.

For the period from February 18, 2021 (inception) through December 31, 2021, we had net income of $3,537,829, which consisted of change in the fair value of the warrant liability of $5,044,837 and interest earned on investment held in the Trust Account of $37,531, partially offset by formation and operating costs of $515,314 and offering costs attributable to the warrant liability of $1,029,225.

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

As of December 31, 2022, we had available to us $1,081,413 of proceeds held outside the Trust Account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

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

The Company has until September 3, 2023 to consummate a Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before September 3, 2023, it is uncertain whether the Company will be able to consummate a Business Combination by this time. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, Management has determined that the mandatory liquidation, should a Business Combination not occur and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate our business prior to a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 3, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and support services. We began incurring these fees on August 31, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation. Additionally, our underwriters are entitled to a deferred underwriting discount of $9,803,413 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

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

Warrant Liability

We account for the 14,737,883 warrants issued in connection with the Initial Public Offering (the 9,336,583 Public Warrants and the 5,401,300 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Income Taxes

We account for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Net Income per Common Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net income per common share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants would be anti-dilutive.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this Annual Report and is included herein by reference.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 Framework"). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2022, due to the material weakness in our internal control over financial reporting related to the Company's accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

During the fourth calendar quarter of the year-ended December 31, 2022, the Company has continued to make changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are listed below.

Name	Age	Title
Bob Diamond	71	Chairman of the Board
Jeff Tuder	49	Chief Executive Officer
Michele Cito	33	Chief Financial Officer
Henry Helgeson	48	Director
Peter Ort	52	Director
Larry Leibowitz	62	Director

Bob Diamond serves as Chairman of our board of directors. Mr. Diamond is Founding Partner and Chief Executive Officer of Atlas Merchant Capital LLC. Mr. Diamond has also been the Chairman of Concord I and Concord III. Until 2012, Mr. Diamond was Chief Executive of Barclays, having previously held the position of President of Barclays, responsible for Barclays Capital and Barclays Global Investors (“BGI”). He became an executive director of Barclays in 2005 and had been a member of the Barclays Executive Committee since 1997. Prior to Barclays, Mr. Diamond held senior executive positions at Credit Suisse First Boston and Morgan Stanley in the United States, Europe and Asia. Mr. Diamond worked at Credit Suisse First Boston from 1992 to 1996, where his roles included Vice Chairman and Head of Global Fixed Income and Foreign Exchange in New York, as well as Chairman, President and CEO of Credit Suisse First Boston Pacific. Mr. Diamond worked at Morgan Stanley from 1979 to 1992, including as the Head of European and Asian Fixed Income Trading. Mr. Diamond is currently a member of the Board of Directors of South Street Securities Holdings, Inc. and Crux Informatics. He is also a Trustee of The American Foundation of the Imperial War Museum Inc., a Life Member of The Council on Foreign Relations and is involved in several non-profit initiatives, including being a Director of the Diamond Foundation. He is also Life Trustee and former Chair of the Colby College Board of Trustees. Mr. Diamond also serves on the board of directors of Concord III.

Jeff Tuder serves as our Chief Executive Officer. Mr. Tuder is currently an Operating Partner of Atlas, having joined in September 2020. Mr. Tuder has also been the Chief Executive Officer of Concord I and Concord III, and a director of Concord III. Previously, Mr. Tuder founded Tremson Capital Management, LLC to invest in undervalued public equities and to make private equity and credit investments in partnership with a number of family offices. Prior to founding Tremson, Mr. Tuder held various investment positions at JHL Capital Group, a $3 billion multi-strategy hedge fund, KSA Capital Management, a deep value long/short equity fund, and CapitalSource Finance, where he was a Managing Director and Head of its Special Opportunity credit investment business. Mr. Tuder began his career as a private equity professional at Fortress Investment Group, where he underwrote and managed private equity investments for Fortress’ various investment vehicles; Nassau Capital, LLC, which managed the private assets of Princeton University’s Endowment; and ABS Capital Partners, a private equity firm affiliated with Alex. Brown & Sons. Mr. Tuder is currently a member of the Board of Directors of Inseego Corporation (NASDAQ: INSG), Unico American (NASDAQ: UNAM), and Seachange International (NASDAQ: SEAC). Mr. Tuder received a B.A. in English Literature from Yale College. Mr. Tuder also serves as Chief Executive Officer of Concord III.

Michele Cito serves as our Chief Financial Officer. Ms. Cito is Chief Financial Officer and a Managing Director of Atlas Merchant Capital LLC, having joined in June 2014. Ms. Cito joined Atlas as Controller and later served as Vice President of Finance and Operations prior to becoming Chief Financial Officer. Ms. Cito has also been the Chief Financial Officer of Concord I and Concord III. Previously, Ms. Cito worked as an Auditor at Deloitte & Touche LLP in financial services. Ms. Cito is a Certified Public Accountant and received a B.A. in Public Accounting, and an MBA from Pace University. Ms. Cito also serves as Chief Financial Officer of Concord III.

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

Peter Ort serves on our board of directors. Mr. Ort is Co-Founder of CurAlea Associates LLC, which provides customized software and advisory solutions to wealth and asset managers. Mr. Ort is also a General Partner at Cambium Capital Partners, an early stage venture capital firm focused on advanced computing in areas such as machine learning specific chips, quantum computing, and application specific devices. Previously, Mr. Ort spent the bulk of his career at Goldman Sachs, where he was a Managing Director and co-head of the Hedge Fund Strategies Group, overseeing manager selection for a $25 billion portfolio, and also worked in the firm’s Private Equity Group and Financial Institutions Group in New York and Tokyo. Mr. Ort was also a Managing Director at Karsch Capital, a $3 billion equity long/short hedge fund. Mr. Ort is a member of the board or advisory board of a number of privately held technology companies. Mr. Ort graduated from Duke University, obtained J.D. and M.B.A. degrees from New York University, and is a member of the New York and New Jersey State Bars. He was a Fulbright Scholar in Japan, and is the Treasurer and a member of the board of the Fulbright Association’s New Jersey Chapter. Mr. Ort also serves on the board of directors of Concord III.

Larry Leibowitz serves on our board of directors. Mr. Leibowitz is a finance and technology entrepreneur who specializes in business transformation and capital markets. Mr. Leibowitz is an Operating Partner of Atlas, and is a Strategic Advisor and Board Director of Crux Informatics. Mr. Leibowitz currently serves on the Board of Directors of Cowen, Inc (NASDAQ: COWN), an independent investment bank, as well as Vice Chairman of XCHG Xpansiv, an intelligent commodities exchange focusing on renewable energy products, and is on the board of various other private companies in the cryptocurrency, asset management technology and digital law businesses. Most recently, Mr. Leibowitz served as Chief Operating Officer, Head of Global Equities Markets and as a Member of the board of directors of NYSE Euronext, from 2007 to 2013. Prior to that, Mr. Leibowitz served as Chief Operating Officer of Americas Equities at UBS, Co-head of Schwab Soundview Capital Markets, and CEO of Redibook. Mr. Leibowitz was formerly a founding partner at Bunker Capital, and Managing Director and Head of Quantitative Trading and Equities technology at CS First Boston. Mr. Leibowitz also serves on the board of directors of Concord III.

Number and Terms of Office of Officers and Directors

Our board of directors consists of four members. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Peter Ort, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Larry Leibowitz, will expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of Bob Diamond and Henry Helgeson, will expire at our third annual meeting of stockholders.

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

Audit Committee

The members of our audit committee are Peter Ort, Henry Helgeson and Larry Leibowitz. Mr. Ort serves as chairman of the audit committee.

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

Compensation Committee

The members of our compensation committee are Peter Ort, Henry Helgeson and Larry Leibowitz. Henry Helgeson serves as chairman of the compensation committee.

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Peter Ort, Henry Helgeson and Larry Leibowitz. Larry Leibowitz serves as chair of the nominating and corporate governance committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that for the year ended December 31, 2022 there were no delinquent filers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of February 27, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

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

	Number of		Percentage of
	Shares		Outstanding
	Beneficially		common
Name and Address of Beneficial Owner(1)	Owned		stock
Concord Sponsor Group II LLC(2)	6,458,490	(3)	18.7%
Spring Creek Capital, LLC(4)	2,000,000		7.1%
683 Capital Management, LLC(5)	2,475,000		8.8%
Magnetar Financial LLC(6)	2,451,496		8.8%
Cantor Fitzgerald Securities(7)	1,824,995		6.5%
Marshall Wace LLP(8)	1,640,548		5.9%
Bob Diamond		(9)	—
Jeff Tuder		(9)	—
Michele Cito		(9)	—
Henry Helgeson		(9)	—
Peter Ort	25,000	(10)	*
Larry Leibowitz	25,000	(10)	*
All directors and executive officers as a group (6 individuals)	50,000	(9)(10)	* %

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
(4)

Based on a Schedule 13G/A filed on February 9, 2022, by Spring Creek Capital, LLC (“Spring Creek”), SCC Holdings, LLC (“SCC Holdings”), and Koch Industries, Inc. (“Koch Industries”) (Each a “SCC Reporting Person,” and collectively, the “SCC Reporting Persons”). Koch Industries and SCC Holdings may be deemed to beneficially own the Public Shares held by Spring Creek by virtue of Koch Industries’ ownership of SCC Holdings and SCC Holdings’ ownership of Spring Creek. The principal business office for all SCC Reporting Persons filing is 4111 E. 37th Street North Wichita, KS 67220.

(5)

Based on a Schedule 13G filed on October 26, 2021, by 683 Capital Management, LLC, a Delaware limited liability company; 683 Capital Partners, LP, a Delaware limited partnership; and Ari Zweiman, a citizen of the United States (collectively, the “683 Reporting Persons”). As of October 26, 2021, 683 Capital Partners, LP beneficially owned 2,475,000 units, which contain 2,475,000 shares of Common Stock. 683 Capital Management, LLC, as the investment manager of 683 Capital Partners, LP, may be deemed to have beneficially owned the 2,475,000 shares of Common Stock beneficially owned by 683 Capital Partners, LP. Ari Zweiman, as the Managing Member of 683 Capital Management, LLC, may be deemed to have beneficially owned the 2,475,000 shares of Common Stock beneficially owned by 683 Capital Management, LLC. The principal business address for each of the 683 Reporting Persons is 3 Columbus Circle, Suite 2205, New York, NY 10019.

(6)

Based on a Schedule 13G/A filed on February 2, 2023, by Magnetar Financial LLC (“Magnetar Financial”), a Delaware limited liability company; Magnetar Capital Partners LP (“Magnetar Capital Partners”), a Delaware limited partnership; Supernova Management LLC (“Supernova Management”), a Delaware limited liability company; and David J. Snyderman, a citizen of the United States of America (collectively with Magnetar Financial, Magnetar Capital Partners and Supernova Management, the “Magnetar Reporting Persons”). The statement relates to the Shares (as defined herein) held for Magnetar Constellation Fund II, Ltd (“Constellation Fund II”), Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Systematic

Multi-Strategy Master Fund Ltd (“Systematic Master Fund”), Magnetar Capital Master Fund Ltd (“Master Fund”), Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Purpose Alternative Credit Fund Ltd ("Purpose Fund"), Magnetar SC Fund Ltd (“SC Fund”), all Cayman Islands exempted companies; Magnetar Structured Credit Fund, LP (“Structured Credit Fund”), a Delaware limited partnership; Magnetar Lake Credit Fund LLC ("Lake Credit Fund"), Purpose Alternative Credit Fund - T LLC ("Purpose Fund - T"), Delaware limited liability companies; collectively (the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the Common Stock held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Snyderman.. The address of the principal business office of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Snyderman is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(7)

Based on a Schedule 13G filed on June 3, 2022, by Cantor Fitzgerald Securities, a general partnership formed in New York, Cantor Fitzgerald, L.P., a Delaware limited partnership, CF Group Management, Inc., a New York corporation and Howard W. Lutnick, a citizen of the United States (collectively, the “Cantor Reporting Persons”). Cantor Fitzgerald Securities ("CFS") is the record holder of certain of the securities reported herein. CF Group Management, Inc. ("CFGM") is the managing general partner of Cantor Fitzgerald, L.P. ("Cantor") and directly or indirectly controls the managing general partners of CFS. Mr. Lutnick is Chairman and Chief Executive of CFGM and trustee of CFGM's sole stockholder. Cantor, indirectly, holds a majority of the ownership interests of CFS. As such, each of Cantor, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the securities directly held by CFS. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The address of the principal business office of each of the Cantor Reporting Persons is 110 East 59th Street, New York, New York 10022.

(8)

Based on a Schedule 13G filed on February 14, 2023, by Marshall Wace LLP, a limited liability partnership formed in England (the "Investment Manager"), with respect to the shares of Class A Common Stock of the Company directly held by certain funds and accounts (the "MW Funds") to which it acts as investment manager. The Investment Manager acts as investment manager to the MW Funds.  The Investment Manager has delegated certain authority for US operations and trading to Marshall Wace North America L.P., an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. The address of the business office of the Investment Manager is George House, 131 Sloane Street, London, SW1X 9AT, UK.

(9)Does not include certain shares indirectly owned by this individual as a result of his or her membership interest in our sponsor.

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

Our sponsors, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all material payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf. As of December 31, 2022, the Company had an outstanding balance due to the affiliate of the Sponsor of $12,178.

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

On May 3, 2022, the Sponsor agreed to loan us up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. At December 31, 2022, no amounts related to the loan were outstanding.

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

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the NYSE rules and applicable SEC rules. Our board of directors has determined that each of Peter Ort, Henry Helgeson and Larry Leibowitz is an independent director under applicable SEC and NYSE rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. During the period from February 18, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were $106,090 for the services Marcum performed in connection with our Initial Public Offering, the quarterly reviews of our unaudited interim financial information included in Form 10-Q and the audit of our December 31, 2021 financial statements included in this report. For the year ended December 31, 2022, fees for our independent registered public accounting firm were $65,460 for the services Marcum performed in connection with the quarterly reviews of our unaudited interim financial information included in Form 10-Q and the audit of our December 31, 2022 financial statements included in this report.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from February 18, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022, we did not pay Marcum fees for audit-related fees.

Tax Fees. During the period from February 18, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022, we paid Marcum $0 and $6,798, respectively, for tax compliance services and tax preparation.

All Other Fees. We did not pay Marcum for other services during the period from February 18, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated herein by reference:

(1)	Financial Statements

(2)	Financial Statements Schedule

None

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Bylaws.
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Class A Common Stock Certificate.
4.3(2)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated August 31, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
4.5(3)	Description of Securities of the Registrant.
10.1(2)	Amended and Restated Promissory Note, dated August 10, 2021, issued to our sponsor.
10.2(2)	Securities Subscription Agreement, dated March 1, 2021, between the Registrant and our sponsor.
10.3(1)	Letter Agreement, dated December 7, 2020, among the Company, our sponsor, CA2 Co-Investment LLC and each of the executive officers, directors and initial stockholders of the Company.
10.4(1)	Investment Management Trust Agreement, dated August 31, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
10.5(1)	Registration Rights Agreement, dated August 31, 2021, among the Company, our sponsor and certain securityholders.
10.6(1)	Form of Private Placement Warrants Subscription Agreement.
10.7(1)	Form of Indemnity Agreement.
10.8(1)	Underwriting Agreement, dated August 31, 2021, by and among the Company, Citigroup Global Markets Inc. and Cowen and Company, LLC.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Document
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith.

(1)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2021.

(2)Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-254788), filed with the SEC on March 26, 2021, as amended.

(3)Incorporated by reference to an exhibit to the Registrant’s Form 10-K, filed with the SEC on March 11, 2022.

ITEM 16. FORM 10-K SUMMARY

None

CONCORD ACQUISITION CORP II

INDEX TO FINANCIAL STATEMENTS

December 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Concord Acquisition Corp II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Concord Acquisition Corp II (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 18, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 18, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant operating losses and needs to raise additional funds to meet its obligations and sustain its operations. Additionally, the Company has until September 3, 2023 to consummate a business combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Philadelphia, Pennsylvania

February 27, 2023

Concord Acquisition Corp II

Balance Sheets

	December 31, 2022	December 31, 2021
Assets
Cash	$1,081,413	$1,763,199
Prepaid expenses	291,527	397,556
Total Current Assets	1,372,940	2,160,755
Long-term prepaid expenses	—	256,657
Marketable securities and cash held in Trust Account	283,479,610	280,135,031
Total Assets	$284,852,550	$282,552,443

Liabilities and Stockholders' Deficit
Due to related party	$12,178	$2,727
Accrued income taxes	385,364	—
Accounts payable and accrued expenses	107,556	312,458
Total Current Liabilities	505,098	315,185
Warrant liability	1,705,243	14,115,936
Deferred underwriters' discount	9,803,413	9,803,413
Total Liabilities	12,013,754	24,234,534

Commitments and Contingencies

Common stock subject to possible redemption, 28,009,750 shares at redemption value of $10.10 and $10.00 at December 31, 2022 and 2021, respectively	283,033,156	280,097,500

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding, excluding 28,009,750 shares subject to possible redemption	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,002,438 shares issued and outstanding	700	700
Additional paid-in capital	—	—
Accumulated deficit	(10,195,060)	(21,780,291)
Total Stockholders’ Deficit	(10,194,360)	(21,779,591)
Total Liabilities and Stockholders’ Deficit	$284,852,550	$282,552,443

The accompanying notes are an integral part of these financial statements.

Concord Acquisition Corp II

Statements of Operations

		For the period
		from February 18,
		2021
		(inception)
	Year Ended	through
	December 31,	December 31,
	2022	2021
Formation and operating costs	$1,161,679	$515,314
Loss from operations	(1,161,679)	(515,314)

Other income (loss):
Income from investments held in Trust Account	4,052,237	37,531
Offering costs attributable to warrant liability	—	(1,029,225)
Change in fair value of warrant liability	12,410,693	5,044,837
Total other income, net	16,462,930	4,053,143

Income before provision for income taxes	15,301,251	3,537,829
Provision for income taxes	(780,364)	—
Net income	$14,520,887	$3,537,829

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	28,009,750	10,365,698
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.41	$0.21

Basic weighted average shares outstanding, Class B common stock	7,002,438	6,483,600
Diluted weighted average shares outstanding, Class B common stock	7,002,438	6,702,446
Basic and diluted net income per share, Class B common stock	$0.41	$0.21

The accompanying notes are an integral part of these financial statements.

Concord Acquisition Corp II

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND

FOR THE PERIOD FROM FEBRUARY 18, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

			Class A		Class B
	Preferred Stock		Common Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance - February 18, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	—	—	7,187,500	719	24,281	—	25,000
Proceeds received in excess of fair value of Private Warrants	—	—	—	—	—	—	946,672	—	946,672
Excess fair value over consideration of the founder shares offered to the anchor investors	—	—	—	—	—	—	9,588,750	—	9,588,750
Forfeiture of Founder Shares pursuant to over-allotment	—	—	—	—	(185,062)	(19)	19	—	—
Remeasurement of shares subject to redemption	—	—	—	—	—	—	(10,559,722)	(25,318,120)	(35,877,842)
Net income	—	—	—	—	—	—	—	3,537,829	3,537,829
Balance as of December 31, 2021	—	$—	—	$—	7,002,438	$700	$—	$(21,780,291)	$(21,779,591)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(2,935,656)	(2,935,656)
Net income	—	—	—	—	—	—	—	14,520,887	14,520,887
Balance as of December 31, 2022	—	$—	—	$—	7,002,438	$700	$—	$(10,195,060)	$(10,194,360)

The accompanying notes are an integral part of these financial statements.

Concord Acquisition Corp II

Statements of Cash Flows

		For the period
		from
		February 18,
		2021
		(inception)
	Year ended	through
	December 31,	December 31,
	2022	2021

Cash flows from operating activities:
Net income	$14,520,887	$3,537,829
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(4,052,237)	(37,531)
Changes in fair value of warrant liability	(12,410,693)	(5,044,837)
Offering costs attributable to warrant liability	—	1,029,225
Changes in operating assets and liabilities:
Prepaid expenses	362,686	(654,213)
Due to related party	9,451	2,727
Accrued income taxes	385,364	—
Accounts payable and accrued expenses	(204,902)	227,458
Net cash used in operating activities	(1,389,444)	(939,342)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(280,097,500)
Amounts withdrawn from Trust Account to pay taxes	707,658	—
Net cash provided by (used in) investing activities	707,658	(280,097,500)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriters’ discount	—	275,090,550
Proceeds from issuance of private placement warrants	—	8,101,950
Proceeds from sale of common stock to initial stockholders	—	25,000
Proceeds from issuance of promissory note to related party	—	175,000
Payment of offering costs	—	(417,459)
Payoff of promissory note to related party	—	(175,000)
Net cash provided by financing activities	—	282,800,041

Net change in cash	(681,786)	1,763,199
Cash, beginning of the period	1,763,199	—
Cash, end of the period	$1,081,413	$1,763,199

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Increase in redemption value of shares subject to possible redemption	$2,935,656	$—
Initial classification of warrant liability	$—	$19,160,773
Deferred underwriting fee payable	$—	$9,803,413
Excess of fair value of founder shares offered to the anchor investors	$—	$9,588,750
Offering costs included in accounts payable and accrued offering expenses	$—	$85,000
Other supplemental cash flow information:
Federal income tax paid	$395,000	$—

The accompanying notes are an integral part of these financial statements.

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 1. ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY

Organization and General

Concord Acquisition Corp II (the “Company”) is a blank check company incorporated on February 18, 2021, as a Delaware corporation. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of December 31, 2022, the Company had not commenced any operations. All activity since February 18, 2021 (inception) through December 31, 2022, relates to the Company’s formation, the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability.

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

Transaction costs amounted to $13,657,459 (excluding $9,588,750 for the Excess fair value over consideration of the founder shares offered to the anchor investors), consisting of $4,405,000 of underwriting discount, $8,750,000 of deferred underwriting discount, and $502,459 of other offering costs. In addition, $2,685,741 of cash was held outside of the Trust Account (as defined below) and was available for working capital purposes as of September 3, 2021.

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

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a stockholder meeting called to approve the Business Combination; or (2) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations. As of December 31, 2022, the amount in the Trust Account redeemable by common stockholders is approximately $10.10 per public share.

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

Liquidity and Going Concern Consideration

As of December 31, 2022, the Company had cash of $1,081,413 held outside of the Trust Account and available for working capital purposes. Further, investment income on the funds held in the Trust Account may be released to the Company to pay taxes and up to $100,000 to pay dissolution expenses. During the year ended December 31, 2022, the Company withdrew $707,658 from the Trust Account, all of which was used to pay taxes.

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

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

The Company has until September 3, 2023 to consummate a Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before September 3, 2023, it is uncertain whether the Company will be able to consummate a Business Combination by this time. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, Management has determined that the mandatory liquidation, should a Business Combination not occur and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate its business prior to a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 3, 2023.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021, respectively.

Marketable Securities and Cash Held in Trust Account

As of December 31, 2022, investments held in Trust Account consisted of mutual funds that invest primarily in US government securities and generally have a readily determinable fair value. Such securities and investments in mutual funds are presented on the balance sheet at fair value at the end of the reporting period. Interest, dividends, gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of December 31, 2021, the Company classified its U.S. Treasury securities as held-to-maturity in accordance with ASC Topic 320, “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet. Fair value of these marketable securities amounted to $280,136,770 as of December 31, 2021. All U.S. Treasury securities held at December 31, 2021 matured during the year ended December 31, 2022.

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

For held-to-maturity securities, premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the income from investments held in Trust Account line item in the statements of operations. Accretion of the discounts amounted to $254,626 for the year ended December 31, 2022. Accretion of the discounts amounted to $37,531 for the period from February 18, 2021 (inception) through December 31, 2021.

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2022 and 2021, the Company has not experienced losses on this account.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SAB Topic 5A-“Expenses of Offering”. Offering costs consist of legal, accounting, underwriting discount and other costs that are directly related to the IPO. Accordingly, as of December 31, 2021, offering costs totaling $14,283,597 (excluding $9,588,750 for the Excess fair value over consideration of the founder shares offered to the anchor investors) were initially charged to stockholders’ equity (consisting of $5,006,950 of underwriting discount, $9,803,413 of deferred underwriting discount, and $502,459 of other offering costs offset by $1,029,225 of offering costs attributable to the warrant liability and recorded in the statement of operations). The Company adopted the residual method to allocate the gross proceeds between Class A common stock and warrants based on their relative fair values. There were no offering costs incurred for the year ended December 31, 2022.

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

The 28,009,750 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with the accounting treatment for redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Class A common stock subject to redemption to be classified outside of permanent equity. Therefore, all shares of Class A common stock have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in-capital (to the extent available) and accumulated deficit. During the year ended December 31, 2022, the Company recorded an increase in the redemption value of $2,935,656 as a result of earnings on the Trust Account that exceed amounts payable for taxes. During the year ended December 31, 2022, $707,658 has been withdrawn by the Company from the Trust Account to pay its tax obligations.

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

At December 31, 2022 and 2021, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$280,097,500
Less:
Deferred underwriting costs, net of amounts attributable to warrant liability	(9,414,855)
Paid underwriting fees, net of amounts attributable to warrant liability	(4,811,339)
Proceeds allocated to Public Warrants	(12,005,495)
Excess fair value over consideration of the founder shares offered to the anchor investors	(9,588,750)
Other offering costs paid	(57,403)
Plus:
Remeasurement of shares subject to redemption	35,877,842
Class A common stock subject to possible redemption at December 31, 2021	$280,097,500
Plus:
Increase in redemption value of shares subject to possible redemption	2,935,656
Class A common stock subject to possible redemption at December 31, 2022	$283,033,156

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

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

Stock-Based Compensation

The sale or transfers of the Founder Shares to members of the Company’s board of directors, as described in Note 5, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of December 31, 2022, the Company determined that a Business Combination is not considered probable until the business combination is completed, and therefore, no stock-based compensation expense has been recognized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company was formed in 2021 and files U.S. federal and various state income tax returns. All tax periods since inception remain open to examination by the taxing jurisdictions to which the Company is subject. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

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

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

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

Because the Company did not complete a Business Combination by December 31, 2022, any redemption or other repurchase that occurs in connection with an initial Business Combination may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the nature and amount of the equity issued in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete the Business Combination.

Net Income Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net income per common share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants would be anti-dilutive. At December 31, 2022 and 2021, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

For the year ended December 31, 2022, and for the period from February 18, 2021 (Inception) through December 31, 2021, net income per common share is as follows:

			For the period
			from February 18, 2021
	Year ended		(inception) through
	December 31,		December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income (Basic net income per share)	$11,616,709	$2,904,178	$2,176,475	$1,361,354
Dilutive effect of contingently issued stock	$—	$—	$(27,907)	$27,907
Allocation of net income (Diluted net income per share)	$11,616,709	$2,904,178	$2,148,568	$1,389,261

Denominator
Basic weighted-average shares outstanding	28,009,750	7,002,438	10,365,698	6,483,600
Dilutive effect of contingently issued stock	—	—	—	218,846
Diluted weighted-average shares outstanding	28,009,750	7,002,438	10,365,698	6,702,446

Basic and diluted net income per share	$0.41	$0.41	$0.21	$0.21

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

NOTE 3. INITIAL PUBLIC OFFERING

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

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

Promissory Note — Related Party

On May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. The Company had not borrowed any amount under the promissory note. There was no balance outstanding as of both December 31, 2022 and 2021.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsors. As of December 31, 2022 and 2021, no such Working Capital Loans were outstanding (See Note 8).

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor, commencing on August 31, 2021, a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recognized an expense of $240,000 for the administrative service fee for the year ended December 31, 2022, and $80,000 for the period from February 18, 2021 (inception) through December 31, 2021. As of December 31, 2022 and 2021, the Company had no outstanding balance due to the affiliate of the Sponsor related to the administrative service fee.

Due to Related Party

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of December 31, 2022 and 2021, the Company had an outstanding balance due to the affiliate of the Sponsor of $12,178 and $2,727, respectively. The amount is included in due to related party on the balance sheets and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

Underwriters Agreement

On September 3, 2021, the underwriters were paid a cash underwriting discount of $4,405,000, or $0.20 per Unit, of the gross proceeds of the IPO. The Company will pay the underwriters an additional underwriting fee upon the consummation of an initial Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the IPO, or $8,750,000.

On September 28, 2021, the underwriters’ purchased an additional 3,009,750 Units (the “Over-Allotment Units”), generating gross proceeds of $30,097,500, and earned an additional $601,950 in cash underwriting fees and deferred underwriting fees of $1,053,413.

Expenses Contingent on the Closing of a Business Combination

As of December 31, 2022 and December 31, 2021, the Company has incurred approximately $38,000 and $0, respectively, in fees contingent on the closing of a business combination. These costs may be paid for using the proceeds of the cash available once the business combination is complete. The amount is included in accounts payable and accrued expenses on the balance sheets.

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of December 31, 2022 and 2021, there were no shares of preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2022, and 2021, there were 0 shares of Class A common stock outstanding, excluding 28,009,750 shares of Class A common stock subject to possible redemption which are classified as temporary equity.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. Holders of the Class B common stock are entitled to one vote for each share. There were 7,002,438 shares of Class B common stock issued and outstanding as of December 31, 2022, and 2021.

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

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents fair value information as of December 31, 2022, and 2021, for the Company’s assets and liabilities that are accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

		December 31,	December 31,
Assets	Level	2022	2021
Marketable securities and cash held in Trust Account	1	$283,479,610	$—

		December 31,	December 31,
Liabilities:	Level	2022	2021
Warrant Liability – Public Warrants (a)	(a)	$1,080,243	$8,866,953
Warrant Liability – Private Placement Warrants	3	$625,000	$5,248,983
(a)	Level 1 at December 31, 2021 and Level 2 at December 31, 2022

As of December 31, 2022, investments held in Trust Account consisted of mutual funds and generally have a readily determinable fair value. Such securities and investments in mutual funds are presented on the balance sheets at fair value at the end the reporting period.

The Company’s warrant liability for the Private Placement Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The fair value of the Private Placement Warrants is classified within Level 3 of the fair value hierarchy. Significant deviations from these estimates and inputs could result in a material change in fair value. The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices. During the year ended December 31, 2021, the Public Warrant liability was reclassified from a Level 3 to a Level 1 classification as they began to have quoted prices in active markets. During the year ended December 31, 2022 there was insufficient activity for the Company’s Public Warrants to be classified as Level 1 and were reclassified as Level 2 on December 31, 2022.

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

The Private Placement Warrant liability is measured at fair value on a recurring basis. The Company used a Monte Carlo and Black Scholes valuation model to value the Private Warrants as of December 31, 2022 and 2021, respectively. The change in valuation models between December 31, 2021 and December 31, 2022, was implemented as the Monte Carlo valuation model better represents the fair value of the Private Placement Warrant liability.

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private	Warrant
	Warrants	Placement Warrants	Liabilities
Initial measurement of fair value on September 3, 2021	$11,101,667	$6,791,500	$17,893,167
Issuance of 1,404,550 warrants upon exercise of over-allotment using initial measurement fair value	903,828	363,778	1,267,606
	12,005,495	7,155,278	19,160,773
Change in valuation inputs or other assumptions	(3,138,542)	(1,906,295)	(5,044,837)
Fair value as of December 31, 2021	$8,866,953	$5,248,983	$14,115,936
Change in valuation inputs or other assumptions	(7,786,710)	(4,623,983)	(12,410,693)
	$1,080,243	$625,000	$1,705,243

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

The key inputs into the valuation models used to value the Private Placement Warrants were as follows:

Input	December 31, 2022	December 31, 2021
Common stock price	$9.95	$9.75
Risk-free interest rate	3.94%	1.35%
Expected term in years	5.68 years	5.67 years
Expected volatility	0.001%	15.45%
Exercise price	$11.50	$11.50
Public warrant price	$0.12	$0.97

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

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our warrants classified as Level 3 for the year ended December 31, 2022 and December 31, 2021:

Initial measurement of fair value of Warrant liabilities measured with level 3 inputs at September 3, 2021:	$17,893,167
Issuance of 1,404,550 warrants upon exercise of over-allotment using initial measurement fair value	1,267,606
Change in fair value	(5,044,837)
Public Warrants reclassified to level 1 (1)	(8,866,953)
Fair Value as of December 31, 2021 – private placement warrants	$5,248,983
(1)	Assumes the Public Warrants were reclassified on December 31, 2021

Warrant liabilities measured with level 3 inputs at January 1, 2022:	$5,248,983
Change in fair value	(4,623,983)
Fair Value as of December 31, 2022 – private placement warrants	$625,000

NOTE 9. INCOME TAXES

The Company’s net deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Deferred tax asset:
Organizational costs/startup expenses	$273,681	$71,729
Federal net operating loss	—	28,606
Total deferred tax asset	273,681	100,335
Valuation allowance	(273,681)	(100,335)
Deferred tax asset, net of allowance	$—	$—

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

The income tax provision consists of the following:

		For the period from
	Year ended	February 18, 2021
	December 31,	(inception) through
	2022	December 31, 2021
Federal:
Current	$780,364	$—
Deferred	(173,347)	(100,335)

State:
Current	—	—
Deferred	—	—
Change in valuation allowance	173,347	100,335
Income tax provision	$780,364	$—

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $173,347. For the period from February 18, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $100,335.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

		For the period from
	Year ended	February 18,2021
	December 31,	(inception) through
	2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Transaction costs	—	6.1%
Change in fair value of the warrant liability	(17.0)%	(29.9)%
Change in valuation allowance	1.1%	2.8%
Income tax provision	5.1%	0.0%

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Concord Acquisition Corp II
Dated: February 27, 2023	By:	/s/ Jeff Tuder
Jeff Tuder
Chief Executive Officer

Dated: February 27, 2023	By:	/s/ Michele Cito
Michele Cito
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2023.

Signatures	Capacity in Which Signed

/s/ Bob Diamond	Chairman of the Board
Bob Diamond

/s/ Jeff Tuder	Chief Executive Officer
Jeff Tuder	(Principal Executive Officer)

/s/ Michele Cito	Chief Financial Officer
Michele Cito	(Principal Financial and Accounting Officer)

/s/ Henry Helgeson	Director
Henry Helgeson

/s/ Peter Ort	Director
Peter Ort

/s/ Larry Liebowitz	Director
Larry Liebowitz