Form 10-Q
period 2023-03-31
Concord Acquisition Corp II
filed 2023-05-11
CIK 1851959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, there were 28,009,750 shares of Class A common stock, par value $0.0001 per share, and 7,002,438 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CONCORD ACQUISITION CORP II

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item I. Financial Statements (Unaudited)

CONCORD ACQUISITION CORP II

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Cash	$975,085	$1,081,413
Prepaid expenses	168,631	291,527
Total Current Assets	1,143,716	1,372,940
Marketable securities and cash held in Trust Account	286,426,043	283,479,610
Total Assets	$287,569,759	$284,852,550

Liabilities and Stockholders’ Deficit
Due to related party	$1,406	$12,178
Accrued income taxes	1,006,658	385,364
Accounts payable and accrued expenses	121,916	107,556
Total Current Liabilities	1,129,980	505,098
Warrant liability	1,037,561	1,705,243
Deferred underwriters’ discount	9,803,413	9,803,413
Total Liabilities	11,970,954	12,013,754

Commitments and Contingencies

Common stock subject to possible redemption, 28,009,750 shares at redemption value of $10.19 and $10.10 at March 31, 2023 and December 31, 2022, respectively	285,369,286	283,033,156

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding, excluding 28,009,750 shares subject to possible redemption	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,002,438 shares issued and outstanding	700	700
Additional paid-in capital	—	—
Accumulated deficit	(9,771,181)	(10,195,060)
Total Stockholders’ Deficit	(9,770,481)	(10,194,360)
Total Liabilities and Stockholders’ Deficit	$287,569,759	$284,852,550

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Operating costs	$294,974	$307,117
Loss from operations	(294,974)	(307,117)

Other income
Other income	1,120	—
Income from investments held in Trust Account	3,007,475	87,157
Change in fair value of warrant liability	667,682	5,247,211
Total other income	3,676,277	5,334,368

Income before provision for income taxes	3,381,303	5,027,251
Provision for income taxes	(621,294)	—
Net income	$2,760,009	$5,027,251

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	28,009,750	28,009,750
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.08	$0.14

Basic and diluted weighted average shares outstanding, Class B common stock	7,002,438	7,002,438
Basic and diluted net income per share, Class B common stock	$0.08	$0.14

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

			Class A		Class B		Additional
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	—	$—	7,002,438	$700	$—	$(10,195,060)	$(10,194,360)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(2,336,130)	(2,336,130)
Net income	—	—	—	—	—	—	—	2,760,009	2,760,009
Balance as of March 31, 2023	—	$—	—	$—	7,002,438	$700	$—	$(9,771,181)	$(9,770,481)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

			Class A		Class B		Additional
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	—	$—	7,002,438	$700	$—	$(21,780,291)	$(21,779,591)
Net income	—	—	—	—	—	—	—	5,027,251	5,027,251
Balance as of March 31, 2022	—	$—	—	$—	7,002,438	$700	$—	$(16,753,040)	$(16,752,340)

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three
	Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$2,760,009	$5,027,251
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(3,007,475)	(87,157)
Changes in fair value of warrant liability	(667,682)	(5,247,211)
Changes in operating assets and liabilities:
Prepaid expenses	122,896	37,448
Due to related party	(10,772)	1,536
Accrued income taxes	621,294	—
Accounts payable and accrued expenses	14,360	(201,986)
Net cash used in operating activities	(167,370)	(470,119)

Cash Flows from Investing Activities:
Amounts withdrawn from Trust Account to pay taxes	61,042	—
Net cash provided by investing activities	61,042	—

Net change in cash	(106,328)	(470,119)
Cash, beginning of the period	1,081,413	1,763,199
Cash, end of the period	$975,085	$1,293,080

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Increase in redemption value of shares subject to possible redemption	$2,336,130	$—

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity since February 18, 2021 (inception) through March 31, 2023, relates to the Company’s formation, the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability.

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

Ten qualified institutional buyers or institutional accredited investors that are not affiliated with the Company, the Sponsor, the Company’s directors or any member of the Company’s management (“Anchor Investors”) each expressed to the Company an interest in purchasing up to 9.9% of the units sold in the IPO, at the offering price of $10.00, for an aggregate of up to $247.5 million of units offered. At the closing of the Company’s initial Business Combination, each of the Anchor Investors will be entitled to purchase from the Sponsor 125,000 Founder Shares (as defined in Note 1 below) at their original purchase price of approximately $0.003 per share, or 1,250,000 Founder Shares in the aggregate, subject to each Anchor Investor’s acquisition of 100% of the units allocated to it by the underwriters in the IPO. As of September 3, 2021, the Anchor Investors purchased a total of 24,750,000 Units or 99% of the outstanding Units offered in the IPO and as a result, have the right to purchase a total of 1,250,000 Founder Shares from the Sponsor contingent on the closing of a business combination.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a stockholder meeting called to approve the Business Combination; or (2) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations. As of March 31, 2023, the amount in the Trust Account redeemable by common stockholders is approximately $10.19 per public share.

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

Founder Shares

Founder Shares refers to the Class B common stock (the “Founder Shares”) acquired by the Sponsor, officers and board of directors prior to the Company’s IPO.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

The Sponsors, officers and directors will enter into a letter agreement with the Company, pursuant to which they have agreed to waive: (1) their redemption rights with respect to any Founder Shares (as described in Note 3) and public shares held by them, as applicable, in connection with the completion of the initial Business Combination; (2) their redemption rights with respect to any Founder Shares and public shares held by them in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the obligation to allow redemptions in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period or during any extended time that the Company has to consummate a Business Combination beyond 24 months as a result of a stockholder vote to amend the Company’s amended and restated certificate of incorporation (an “Extension Period”) (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period).

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

Liquidity and Going Concern Consideration

As of March 31, 2023, the Company had cash of $975,085 held outside of the Trust Account and available for working capital purposes. Further, investment income on the funds held in the Trust Account may be released to the Company to pay taxes and up to $100,000 to pay dissolution expenses. During the three months ended March 31, 2023, the Company withdrew $61,042 from the Trust Account, all of which was used to pay franchise taxes.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023, which contains the audited financial statements and notes thereto. The accompanying condensed balance sheet as of December 31, 2022, has been derived from those audited financial statements. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future interim periods.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

Marketable Securities and Cash Held in Trust Account

As of March 31, 2023 and December 31, 2022, investments held in Trust Account consisted of mutual funds that invest primarily in US government securities and generally have a readily determinable fair value. Such securities and investments in mutual funds are presented on the condensed balance sheets at fair value at the end of the reporting period. Interest, dividends, gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2023 and December 31, 2022, the Company has not experienced losses on this account.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in-capital (to the extent available) and accumulated deficit. During the period ended March 31, 2023, the Company recorded an increase in the redemption value of $2,336,130 as a result of earnings on the Trust Account that exceed amounts payable for taxes. During the three months ended March 31, 2023, $61,042 has been withdrawn by the Company from the Trust Account to pay its tax obligations.

At March 31, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption at January 1, 2022	$280,097,500
Plus:
Increase in redemption value of shares subject to possible redemption	2,935,656
Class A common stock subject to possible redemption at December 31, 2022	$283,033,156
Plus:
Increase in redemption value of shares subject to possible redemption	2,336,130
Class A common stock subject to possible redemption at March 31, 2023	$285,369,286

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statement of operations. Derivative assets and liabilities are classified in the condensed balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Stock-Based Compensation

The sale or transfers of the Founder Shares to members of the Company’s board of directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of March 31, 2023 and for all prior periods, the Company determined that a Business Combination is not considered probable until the business combination is completed, and therefore, no stock-based compensation expense has been recognized.

Warrant Liability

The Company accounts for the 14,737,883 warrants issued in connection with the Initial Public Offering (the 9,336,583 Public Warrants and the 5,401,300 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations. See Note 6 for further discussion on the re-measurement of the warrant liability at each balance sheet date.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, primarily due to changes in fair value of the warrant liability, which are not currently recognized in taxable income, non-deductible start-up costs, and the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income or loss or the related tax provision or benefit but is otherwise able to make a reasonable estimate, the tax provision or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results through March 31, 2023.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Any redemption or other repurchase that occurs in connection with a Business Combination may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with a Business Combination, (ii) the nature and amount of the equity issued in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of the Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company, and not by the redeeming holder, the mechanics of any required

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination.

Net Income Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net income per common share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants would be anti-dilutive. At March 31, 2023 and 2022, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

For the three months ended March 31, 2023 and 2022, net income per common share is as follows:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$2,208,007	$552,002	$4,021,801	$1,005,450

Denominator
Weighted-average shares outstanding	28,009,750	7,002,438	28,009,750	7,002,438
Basic and diluted net income per share	$0.08	$0.08	$0.14	$0.14

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its unaudited condensed financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3. RELATED PARTY TRANSACTIONS

Promissory Note — Related Party

On May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. The

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Company had not borrowed any amount under the promissory note. There was no balance outstanding as of March 31, 2023 or December 31, 2022.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsors. As of March 31, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recognized an expense of $60,000 for the administrative service fee for each of the three months ended March 31, 2023 and 2022 and is included in operating costs on the condensed statements of operations. As of March 31, 2023 and December 31, 2022, the Company had no outstanding balance due to the affiliate of the Sponsor related to the administrative service fee.

Due to Related Party

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of March 31, 2023 and December 31, 2022, the Company had an outstanding balance due to the affiliate of the Sponsor of $1,406 and $12,178, respectively. The amount is included in due to related party on the condensed balance sheets and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

NOTE 4. COMMITMENTS AND CONTINGENCIES

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Expenses Contingent on the Closing of a Business Combination

As of March 31, 2023 and December 31, 2022, the Company has incurred approximately $49,000 and $38,000, respectively, in fees contingent on the closing of a business combination. These costs may be paid for using the proceeds of the cash available once the business combination is complete. The amounts are included in accounts payable and accrued expenses on the condensed balance sheets.

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of March 31, 2023 and December 31, 2022, there were no shares of preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 0 shares of Class A common stock outstanding, excluding 28,009,750 shares of Class A common stock subject to possible redemption which are classified as temporary equity.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. Holders of the Class B common stock are entitled to one vote for each share. There were 7,002,438 shares of Class B common stock issued and outstanding as of March 31, 2023 and December 31, 2022.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

NOTE 6. FAIR VALUE MEASUREMENTS

The following table presents fair value information as of March 31, 2023 and December 31, 2022, for the Company’s assets and liabilities that are accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		March 31,	December 31,
Assets	Level	2023	2022
Marketable securities and cash held in Trust Account	1	$286,426,043	$283,479,610

		March 31,	December 31,
Liabilities:	Level	2023	2022
Warrant Liability – Public Warrants	2	$653,561	$1,080,243
Warrant Liability – Private Placement Warrants	3	$384,000	$625,000

As of March 31, 2023 and December 31, 2022, investments held in Trust Account consisted of mutual funds and generally have a readily determinable fair value. Such securities and investments in mutual funds are presented on the condensed balance sheets at fair value at the end the reporting period.

The Company’s warrant liability for the Private Placement Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The fair value of the Private Placement Warrants is classified within Level 3 of the fair value hierarchy. Significant deviations from these estimates and inputs could result in a material change in fair value. The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices. The Public Warrant liability is based on market closing prices. As of December 31, 2022 and March 31, 2023, there was insufficient activity for the Company’s Public Warrants to be classified as Level 1 and were classified as Level 2 on December 31, 2022.

The Company used a Monte Carlo simulation valuation model to value the Private Placement Warrants as of March 31, 2023 and December 31, 2022.

The key inputs into the valuation models used to value the Private Placement Warrants were as follows:

Input	March 31, 2023		December 31, 2022
Common stock price	$10.14		$9.95
Risk-free interest rate	3.56%		3.94%
Expected term in years	5.43	years	5.68	years
Expected volatility	0.001%		0.001%
Exercise price	$11.50		$11.50
Public warrant price	$0.07		$0.12

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

lower than the values that would have been used had a ready market for the investments existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for investments categorized in Level 3.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our warrants classified as Level 3 for the period ended March 31, 2023 and March 31, 2022:

Fair Value as of December 31, 2021 – private placement warrants	$5,248,983
Change in fair value	(1,943,928)
Fair Value as of March 31, 2022 – private placement warrants	$3,305,055

Fair Value as of December 31, 2022 – private placement warrants	$625,000
Change in fair value	(241,000)
Fair Value as of March 31, 2023 – private placement warrants	$384,000

NOTE 7. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

For the three months ended March 31, 2023, we had net income of $2,760,009, which consisted of change in the fair value of the warrant liability of $667,682, other income of $1,120 and income from investments held in the Trust Account of $3,007,475, partially offset by operating costs of $294,974 and income taxes of $621,294.

For the three months ended March 31, 2022, we had net income of $5,027,251, which consisted of formation and operating costs of $307,117 offset by the change in the fair value of the warrant liability of $5,247,211 and income from investments held in the Trust Account of $87,157.

Liquidity and Capital Resources

As of March 31, 2023, we had available to us $975,085 of proceeds held outside the Trust Account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and support services. Further, on May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. The Company had not borrowed any amount under the promissory note. There was no balance outstanding as of both March 31, 2023 and December 31, 2022. Additionally, our underwriters are entitled to a deferred underwriting discount of $9,803,413 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Critical Accounting Policies and Significant Judgments and Estimates

We prepare our unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of unaudited condensed financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. We have identified the following critical accounting policies:

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of May 2023.

CONCORD ACQUISITION CORP II

By:	/s/ Jeff Tuder
Name:	Jeff Tuder
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michele Cito
Name:	Michele Cito
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)