Form 10-Q
period 2023-06-30
Concord Acquisition Corp II
filed 2023-07-27
CIK 1851959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 27, 2023, there were 28,009,750 shares of Class A common stock, par value $0.0001 per share, and 7,002,438 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CONCORD ACQUISITION CORP II

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CONCORD ACQUISITION CORP II

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash	$796,019	$1,081,413
Prepaid expenses	91,829	291,527
Total Current Assets	887,848	1,372,940
Marketable securities and cash held in Trust Account	288,111,408	283,479,610
Total Assets	$288,999,256	$284,852,550

Liabilities and Stockholders’ Deficit
Due to related party	$3,813	$12,178
Accrued income taxes	71,800	385,364
Accounts payable and accrued expenses	99,925	107,556
Total Current Liabilities	175,538	505,098
Warrant liability	589,463	1,705,243
Deferred underwriters’ discount	9,803,413	9,803,413
Total Liabilities	10,568,414	12,013,754

Commitments and Contingencies

Common stock subject to possible redemption, 28,009,750 shares at redemption value of $10.28 and $10.10 at June 30, 2023 and December 31, 2022, respectively	288,019,451	283,033,156

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding, excluding 28,009,750 shares subject to possible redemption	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,002,438 shares issued and outstanding	700	700
Additional paid-in capital	—	—
Accumulated deficit	(9,589,309)	(10,195,060)
Total Stockholders’ Deficit	(9,588,609)	(10,194,360)
Total Liabilities and Stockholders’ Deficit	$288,999,256	$284,852,550

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating costs	$318,679	$306,020	$613,653	$613,137
Loss from operations	(318,679)	(306,020)	(613,653)	(613,137)

Other income:
Other income	2,453	—	3,573	—
Income from investments held in Trust Account	3,405,365	333,143	6,412,840	420,300
Change in fair value of warrant liability	448,098	5,601,545	1,115,780	10,848,756
Total other income	3,855,916	5,934,688	7,532,193	11,269,056

Income before provision for income taxes	3,537,237	5,628,668	6,918,540	10,655,919
Provision for income taxes	(705,200)	(38,645)	(1,326,494)	(38,645)
Net income	$2,832,037	$5,590,023	$5,592,046	$10,617,274

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	28,009,750	28,009,750	28,009,750	28,009,750
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.08	$0.16	$0.16	$0.30

Basic and diluted weighted average shares outstanding, Class B common stock	7,002,438	7,002,438	7,002,438	7,002,438
Basic and diluted net income per share, Class B common stock	$0.08	$0.16	$0.16	$0.30

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

			Class A		Class B		Additional
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	—	$—	7,002,438	$700	$—	$(10,195,060)	$(10,194,360)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(2,336,130)	(2,336,130)
Net income	—	—	—	—	—	—	—	2,760,009	2,760,009
Balance as of March 31, 2023	—	—	—	—	7,002,438	700	—	(9,771,181)	(9,770,481)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(2,650,165)	(2,650,165)
Net income	—	—	—	—	—	—	—	2,832,037	2,832,037
Balance as of June 30, 2023	—	$—	—	$—	7,002,438	$700	$—	$(9,589,309)	$(9,588,609)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

			Class A		Class B		Additional
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	—	$—	7,002,438	$700	$—	$(21,780,291)	$(21,779,591)
Net income	—	—	—	—	—	—	—	5,027,251	5,027,251
Balance as of March 31, 2022	—	—	—	—	7,002,438	700	—	(16,753,040)	(16,752,340)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(145,436)	(145,436)
Net income	—	—	—	—	—	—	—	5,590,023	5,590,023
Balance as of June 30, 2022	—	$—	—	$—	7,002,438	$700	$—	$(11,308,453)	$(11,307,753)

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six
	Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$5,592,046	$10,617,274
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(6,412,840)	(420,300)
Changes in fair value of warrant liability	(1,115,780)	(10,848,756)
Changes in operating assets and liabilities:
Prepaid expenses	199,698	159,187
Due to related party	(8,365)	6,873
Accrued income taxes	(313,564)	38,645
Accounts payable and accrued expenses	(7,631)	(210,723)
Net cash used in operating activities	(2,066,436)	(657,800)

Cash Flows from Investing Activities:
Amounts withdrawn from Trust Account to pay taxes	1,781,042	—
Net cash provided by investing activities	1,781,042	—

Net change in cash	(285,394)	(657,800)
Cash, beginning of the period	1,081,413	1,763,199
Cash, end of the period	$796,019	$1,105,399

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Increase in redemption value of shares subject to possible redemption	$4,986,295	$145,436

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity since February 18, 2021 (inception) through June 30, 2023, relates to the Company’s formation, the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability.

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

JUNE 30, 2023

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a stockholder meeting called to approve the Business Combination; or (2) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations. As of June 30, 2023, the amount in the Trust Account redeemable by common stockholders is approximately $10.28 per public share.

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

Initial Business Combination

The Company will have 24 months from the closing of the Initial Public Offering (September 3, 2023) (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within such period

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

or during any Extension Period (as defined below), the Company will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to their warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

The Sponsors, officers and directors will enter into a letter agreement with the Company, pursuant to which they have agreed to waive: (1) their redemption rights with respect to any Founder Shares and public shares held by them, as applicable, in connection with the completion of the initial Business Combination; (2) their redemption rights with respect to any Founder Shares and public shares held by them in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the obligation to allow redemptions in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period or during any extended time that the Company has to consummate a Business Combination beyond 24 months as a result of a stockholder vote to amend the Company’s amended and restated certificate of incorporation (an “Extension Period”) (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period).

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

Liquidity and Going Concern Consideration

As of June 30, 2023, the Company had cash of $796,019 held outside of the Trust Account and available for working capital purposes. Further, investment income on the funds held in the Trust Account may be released to the Company to pay taxes and up to $100,000 to pay dissolution expenses. During the six months ended June 30, 2023, the Company withdrew $1,781,042 from the Trust Account, all of which was used to pay franchise and income taxes.

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

JUNE 30, 2023

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

The Company has until September 3, 2023 to consummate a Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before September 3, 2023, it is uncertain whether the Company will be able to consummate a Business Combination by this time. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, Management has determined that the mandatory liquidation, should a Business Combination not occur and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate its business prior to a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts and classification of assets or liabilities should the Company be required to liquidate after September 3, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023, which contains the audited financial statements and notes thereto. The accompanying condensed balance sheet as of December 31, 2022, has been derived from those audited financial statements. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future interim periods.

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

JUNE 30, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

Marketable Securities and Cash Held in Trust Account

As of June 30, 2023 and December 31, 2022, investments held in Trust Account consisted of mutual funds that invest primarily in US government securities and generally have a readily determinable fair value. Such securities and investments in mutual funds are presented on the condensed balance sheets at fair value at the end of the reporting period. Interest, dividends, gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2023 and December 31, 2022, the Company has not experienced losses on this account.

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

JUNE 30, 2023

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in-capital (to the extent available) and accumulated deficit. During the six months ended June 30, 2023, the Company recorded an increase in the redemption value of $4,986,295 as a result of earnings on the Trust Account that exceed amounts payable for taxes. During the six months ended June 30, 2023, $1,781,042 has been withdrawn by the Company from the Trust Account to pay its tax obligations.

For the six months ended June 30, 2023 and 2022, the changes in Class A common stock subject to possible redemption is as follows:

Class A common stock subject to possible redemption at January 1, 2022	$280,097,500
Plus:
Increase in redemption value of shares subject to possible redemption	145,436
Class A common stock subject to possible redemption at June 30, 2022	$280,242,936

Class A common stock subject to possible redemption at January 1, 2023	$283,033,156
Plus:
Increase in redemption value of shares subject to possible redemption	4,986,295
Class A common stock subject to possible redemption at June 30, 2023	$288,019,451

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

JUNE 30, 2023

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

Stock-Based Compensation

The sale or transfers of the Founder Shares to members of the Company’s board of directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of June 30, 2023 and for all prior periods, the Company determined that a Business Combination is not considered probable until the business combination is completed, and therefore, no stock-based compensation expense has been recognized.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, primarily due to changes in fair value of the warrant liability, which are not currently recognized in taxable income, non-deductible start-up costs, and the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income or loss or the related tax provision or benefit but is otherwise able to make a reasonable estimate, the tax provision or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results through June 30, 2023.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

JUNE 30, 2023

(UNAUDITED)

payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination.

Net Income Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net income per common share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants would be anti-dilutive. At June 30, 2023 and 2022, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

For the three and six months ended June 30, 2023 and 2022, net income per common share is as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$2,265,630	$566,407	$4,472,019	$1,118,004	$4,473,637	$1,118,409	$8,493,819	$2,123,455

Denominator
Weighted-average shares outstanding	28,009,750	7,002,438	28,009,750	7,002,438	28,009,750	7,002,438	28,009,750	7,002,438
Basic and diluted net income per share	$0.08	$0.08	$0.16	$0.16	$0.16	$0.16	$0.30	$0.30

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 3. RELATED PARTY TRANSACTIONS

Promissory Note — Related Party

On May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. The Company had not borrowed any amount under the promissory note. There was no balance outstanding as of June 30, 2023 or December 31, 2022.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsors. As of June 30, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recognized an expense of $60,000 and $120,000 for the administrative service fee for the three and six months ended June 30, 2023 and 2022, respectively which is included in operating costs on the condensed statements of operations. As of June 30, 2023 and December 31, 2022, the Company had no outstanding balance due to the affiliate of the Sponsor related to the administrative service fee.

Due to Related Party

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of June 30, 2023 and December 31, 2022, the Company had an outstanding balance due to the affiliate of the Sponsor of $3,813 and $12,178, respectively. The amount is included in due to related party on the condensed balance sheets and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

Expenses Contingent on the Closing of a Business Combination

As of June 30, 2023 and December 31, 2022, the Company has incurred approximately $55,000 and $38,000, respectively, in fees contingent on the closing of a business combination. These costs may be paid for using the proceeds of the cash available once the business combination is complete. The amounts are included in accounts payable and accrued expenses on the condensed balance sheets.

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of June 30, 2023 and December 31, 2022, there were no shares of preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 0 shares of Class A common stock outstanding, excluding 28,009,750 shares of Class A common stock subject to possible redemption which are classified as temporary equity.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. Holders of the Class B common stock are entitled to one vote for each share. There were 7,002,438 shares of Class B common stock issued and outstanding as of June 30, 2023 and December 31, 2022.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

NOTE 6. FAIR VALUE MEASUREMENTS

The following table presents fair value information as of June 30, 2023 and December 31, 2022, for the Company’s assets and liabilities that are accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		June 30,	December 31,
Assets	Level	2023	2022
Marketable securities and cash held in Trust Account	1	$288,111,408	$283,479,610

		June 30,	December 31,
Liabilities:	Level	2023	2022
Warrant Liability – Public Warrants	(a)	$373,463	$1,080,243
Warrant Liability – Private Placement Warrants	3	$216,000	$625,000
(a)	Level 1 at June 30, 2023 and Level 2 at December 31, 2022

As of June 30, 2023 and December 31, 2022, investments held in Trust Account consisted of mutual funds and generally have a readily determinable fair value. Such securities and investments in mutual funds are presented on the condensed balance sheets at fair value at the end the reporting period.

The Company’s warrant liability for the Private Placement Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The fair value of the Private Placement Warrants is classified within Level 3 of the fair value hierarchy. Significant deviations from these estimates and inputs could result in a material change in fair value. The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices. The Public Warrant liability is based on market closing prices. At June 30, 2023, the Company’s Public Warrants were classified as Level 1. As of December 31, 2022 , there was insufficient activity for the Company’s Public Warrants to be classified as Level 1 and were classified as Level 2 on December 31, 2022.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The Company used a Monte Carlo simulation valuation model to value the Private Placement Warrants as of June 30, 2023 and December 31, 2022.

The key inputs into the valuation models used to value the Private Placement Warrants were as follows:

Input	June 30, 2023		December 31, 2022
Common stock price	$10.26		$9.95
Risk-free interest rate	4.07%		3.94%
Expected term in years	5.18	years	5.68	years
Expected volatility	0.001%		0.001%
Exercise price	$11.50		$11.50
Public warrant price	$0.04		$0.12

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

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our warrants classified as Level 3 for the period ended June 30, 2023 and June 30, 2022:

Fair Value as of December 31, 2022 – private placement warrants	$625,000
Change in fair value	(241,000)
Fair Value as of March 31, 2023 – private placement warrants	384,000
Change in fair value	(168,000)
Fair Value as of June 30, 2023 – private placement warrants	$216,000

Fair Value as of December 31, 2021 – private placement warrants	$5,248,983
Change in fair value	(1,943,928)
Fair Value as of March 31, 2022 – private placement warrants	3,305,055
Change in fair value	(2,091,923)
Fair Value as of June 30, 2022 – private placement warrants	$1,213,132

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

For the three months ended June 30, 2023, we had net income of $2,832,037, which consisted of change in the fair value of the warrant liability of $448,098, other income of $2,453 and income from investments held in the Trust Account of $3,405,365, partially offset by operating costs of $318,679 and income taxes of $705,200.

For the six months ended June 30, 2023, we had net income of $5,592,046, which consisted of change in the fair value of the warrant liability of $1,115,780, other income of $3,573 and income from investments held in the Trust Account of $6,412,840, partially offset by operating costs of $613,653 and income taxes of $1,326,494.

For the three months ended June 30, 2022, we had net income of $5,590,023, which consisted of operating costs of $306,020 and income taxes of $38,645 offset by the change in the fair value of the warrant liability of $5,601,545 and income from investments held in the Trust Account of $333,143.

For the six months ended June 30, 2022, we had net income of $10,617,274, which consisted of operating costs of $613,137 and income taxes of $38,645 offset by the change in the fair value of the warrant liability of $10,848,756 and income from investments held in the Trust Account of $420,300.

Liquidity and Capital Resources

As of June 30, 2023, we had available to us $796,019 of proceeds held outside the Trust Account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and support services. Further, on May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. The Company had not borrowed any amount under the promissory note. There was no balance outstanding as of both June 30, 2023 and December 31, 2022. Additionally, our underwriters are entitled to a deferred underwriting discount of $9,803,413 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 27th day of July 2023.

CONCORD ACQUISITION CORP II

By:	/s/ Jeff Tuder
Name:	Jeff Tuder
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michele Cito
Name:	Michele Cito
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)