Form 10-Q
period 2023-09-30
Concord Acquisition Corp II
filed 2023-11-07
CIK 1851959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, there were 14,699,019 shares of Class A common stock, par value $0.0001 per share, and 7,002,438 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CONCORD ACQUISITION CORP II

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CONCORD ACQUISITION CORP II

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash	$605,724	$1,081,413
Prepaid expenses	113,648	291,527
Total Current Assets	719,372	1,372,940
Marketable securities and cash held in Trust Account	152,623,541	283,479,610
Total Assets	$153,342,913	$284,852,550

Liabilities and Stockholders’ Deficit
Due to related party	$4,875	$12,178
Accrued income taxes	99,626	385,364
Accounts payable and accrued expenses	1,147,493	107,556
Excise tax payable	1,360,357	—
Total Current Liabilities	2,612,351	505,098
Warrant liability	1,536,806	1,705,243
Deferred underwriters’ discount	9,803,413	9,803,413
Total Liabilities	13,952,570	12,013,754

Commitments and Contingencies

Common stock subject to possible redemption, 14,699,019 and 28,009,750 shares at redemption value of $10.38 and $10.10 at September 30, 2023 and December 31, 2022, respectively	152,626,858	283,033,156

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding, excluding 14,699,019 and 28,009,750 shares subject to possible redemption at September 30, 2023 and December 31, 2022, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,002,438 shares issued and outstanding	700	700
Additional paid-in capital	—	—
Accumulated deficit	(13,237,215)	(10,195,060)
Total Stockholders’ Deficit	(13,236,515)	(10,194,360)
Total Liabilities and Stockholders’ Deficit	$153,342,913	$284,852,550

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating costs	$1,391,861	$270,213	$2,005,514	$883,350
Loss from operations	(1,391,861)	(270,213)	(2,005,514)	(883,350)

Other income, net:
Other income	1,655	—	5,228	—
Income from investments held in Trust Account	3,088,363	1,264,480	9,501,203	1,684,780
Change in fair value of warrant liability	(947,343)	144,138	168,437	10,992,894
Total other income, net	2,142,675	1,408,618	9,674,868	12,677,674

Income before provision for income taxes	750,814	1,138,405	7,669,354	11,794,324
Provision for income taxes	(638,404)	(255,041)	(1,964,898)	(293,686)
Net income	$112,410	$883,364	$5,704,456	$11,500,638

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	24,392,704	28,009,750	26,790,819	28,009,750
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.03	$0.17	$0.33

Basic and diluted weighted average shares outstanding, Class B common stock	7,002,438	7,002,438	7,002,438	7,002,438
Basic and diluted net income per share, Class B common stock	$0.00	$0.03	$0.17	$0.33

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

			Class A		Class B		Additional
	Preferred Stock		Common Stock		Common Stock (1)		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	—	$—	7,002,438	$700	$—	$(10,195,060)	$(10,194,360)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(4,986,295)	(4,986,295)
Net income	—	—	—	—	—	—	—	5,592,046	5,592,046
Balance as of June 30, 2023	—	—	—	—	7,002,438	700	—	(9,589,309)	(9,588,609)
Contribution - non-redemption agreements	—	—	—	—	—	—	1,143,605	—	1,143,605
Fair value of stockholder non-redemption agreements	—	—	—	—	—	—	(1,143,605)	—	(1,143,605)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	—	—	(1,360,357)	(1,360,357)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(2,399,959)	(2,399,959)
Net income	—	—	—	—	—	—	—	112,410	112,410
Balance as of September 30, 2023	—	$—	—	$—	7,002,438	$700	$—	$(13,237,215)	$(13,236,515)

(1)Pursuant to the non-redemption agreement discussed in Note 2, 2,326,496 shares of Class B common stock are subject to forfeiture upon consummation of the Company’s initial Business Combination and 2,326,496 shares of Class A common stock will be allocated to the stockholders agreeing to the Non-Redemption Agreements.

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

			Class A		Class B		Additional
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	—	$—	7,002,438	$700	$—	$(21,780,291)	$(21,779,591)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(145,436)	(145,436)
Net income	—	—	—	—	—	—	—	10,617,274	10,617,274
Balance as of June 30, 2022	—	—	—	—	7,002,438	700	—	(11,308,453)	(11,307,753)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(959,440)	(959,440)
Net income	—	—	—	—	—	—	—	883,364	883,364
Balance as of September 30, 2022	—	$—	—	$—	7,002,438	$700	$—	$(11,384,529)	$(11,383,829)

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine
	Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$5,704,456	$11,500,638
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(9,501,203)	(1,684,780)
Changes in fair value of warrant liability	(168,437)	(10,992,894)
Changes in operating assets and liabilities:
Prepaid expenses	177,879	279,553
Due to related party	(7,303)	7,294
Accrued income taxes	(285,738)	293,686
Accounts payable and accrued expenses	1,039,937	(181,308)
Net cash used in operating activities	(3,040,409)	(777,811)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemptions	137,792,552	—
Amounts withdrawn from Trust Account to pay taxes	2,564,720	—
Net cash provided by investing activities	140,357,272	—

Cash Flows from Financing Activities:
Redemption of Common Stock	(137,792,552)	—
Net cash used in financing activities	(137,792,552)	—

Net change in cash	(475,689)	(777,811)
Cash, beginning of the period	1,081,413	1,763,199
Cash, end of the period	$605,724	$985,388

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Increase in redemption value of shares subject to possible redemption	$7,386,254	$1,104,876
Excise tax payable attributable to redemption of common stock	$1,360,357	$—
Non-cash contribution - non-redemption agreements	$1,143,605	$—

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity since February 18, 2021 (inception) through September 30, 2023, relates to the Company’s formation, the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability.

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

Ten qualified institutional buyers or institutional accredited investors that are not affiliated with the Company, the Sponsor, the Company’s directors or any member of the Company’s management (“Anchor Investors”) each expressed to the Company an interest in purchasing up to 9.9% of the units sold in the IPO, at the offering price of $10.00, for an aggregate of up to $247.5 million of units offered. At the closing of the Company’s initial Business Combination, each of the Anchor Investors will be entitled to purchase from the Sponsor 125,000 Founder Shares (as defined in Note 1 below) at their original purchase price of approximately $0.003 per share, or 1,250,000 Founder Shares in the aggregate, subject to each Anchor Investor’s acquisition of 100% of the units allocated to it by the underwriters in the IPO. On September 3, 2021, the Anchor Investors purchased a total of 24,750,000 Units or 99% of the outstanding Units offered in the IPO and as a result, have the right to purchase a total of 1,250,000 Founder Shares from the Sponsor contingent on the closing of a business combination.

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

Upon the closing of the Initial Public Offering, an aggregate of $10.00 per Unit sold in the Initial Public Offering, including the proceeds of the sale of the Private Placement Warrants, was held in a trust account (“Trust Account”) and was invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Account that may be released to the Company as described below, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (1) the completion of the initial Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to provide for the redemption of the public shares in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination on or before June 3, 2024 (as discussed below) or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of all of the public shares if the Company has not completed the initial Business Combination on or before June 3, 2024, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a stockholder meeting called to approve the Business Combination; or (2) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations. As of September 30, 2023, the amount in the Trust Account redeemable by common stockholders is approximately $10.38 per public share.

The shares of common stock subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination, among other things, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

In August 2023, the Company and the Sponsor entered into Non-Redemption Agreements with a number of the Company’s stockholders in exchange for them agreeing not to redeem shares of the Company’s Class A common stock sold in the IPO (the “Non-Redeemed Shares”) in connection with the special meeting of stockholders called by the Company and held on August 29, 2023 (described below). In exchange for the foregoing commitments not to redeem such shares, the Company has agreed to allocate to such investors an aggregate of 2,326,496 shares of Class A Common Stock (the “Promote Shares”) and the Sponsor has agreed to surrender and forfeit to the Company for no consideration of a number of shares of Class B common stock, par value $0.0001 per share, of the Company equal to the number of Promote Shares upon closing of the initial Business Combination.

On August 29, 2023, the Company’s stockholders approved at the special meeting of stockholders a proposal to amend the Company’s amended and restated certificate of incorporation (the “charter”) to extend the date by which the Company has to consummate a business combination from September 3, 2023 (the “Termination Date”) to June 3, 2024, or such earlier date as may be determined by the board of directors of the Company (such later date, the “Extended Date”). In connection with the votes to approve the Charter Amendment, the holders of 13,310,731 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.35 per share, for an aggregate redemption amount of $137,792,552, leaving $152,164,096 in the Trust Account immediately after the redemptions.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

Initial Business Combination

The Company will have until June 3, 2024 (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within such period or during any additional Extension Period (as defined below), the Company will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to their warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

The Sponsors, officers and directors have agreed to waive: (1) their redemption rights with respect to any Founder Shares and public shares held by them, as applicable, in connection with the completion of the initial Business Combination; (2) their redemption rights with respect to any Founder Shares and public shares held by them in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the obligation to allow redemptions in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period or during any extended time that the Company has to consummate a Business Combination beyond the Combination Period as a result of a stockholder vote to amend the Company’s amended and restated certificate of incorporation (an “Extension Period”) (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period).

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Liquidity and Going Concern Consideration

As of September 30, 2023, the Company had cash of $605,724 held outside of the Trust Account and available for working capital purposes (which included approximately $133,050 of cash withdrawn by the Company from the Trust Account to pay taxes not yet paid and excluding excise taxes). Further, investment income on the funds held in the Trust Account may be released to the Company to pay taxes (excluding excise taxes) and up to $100,000 to pay dissolution expenses. During the nine months ended September 30, 2023, the Company withdrew $2,564,720 from the Trust Account for the payment of franchise and income taxes, and $137,792,552 from the Trust Account in connection with redemptions.

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

The Company has until June 3, 2024 to consummate a Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before June 3, 2024, it is uncertain whether the Company will be able to consummate a Business Combination by this time. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, Management has determined that the mandatory liquidation, should a Business Combination not occur and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate its business prior to a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts and classification of assets or liabilities should the Company be required to liquidate after June 3, 2024.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023, which contains the audited financial statements and notes thereto. The accompanying condensed balance sheet as of December 31, 2022, has been derived from those audited financial statements. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future interim periods.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

Marketable Securities and Cash Held in Trust Account

As of September 30, 2023 and December 31, 2022, investments held in Trust Account consisted of interest bearing demand deposits and mutual funds that invest primarily in US government securities, respectively, and generally have a readily determinable fair value. Such securities and investments in mutual funds are presented on the condensed balance sheets at fair value at the end of the reporting period. Interest, dividends, gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2023 and December 31, 2022, the Company has not experienced losses on this account.

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

The Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with the accounting treatment for redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Class A common stock subject to redemption to be classified outside of permanent equity. Therefore, all shares of Class A common stock have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in-capital (to the extent available) and accumulated deficit. During the nine months ended September 30, 2023, the Company recorded an increase in the redemption value of $7,386,254 as a result of earnings on the Trust Account that exceed amounts payable for taxes. During the nine months ended September 30, 2023, $2,564,720 has been withdrawn by the Company from the Trust Account to pay its tax obligations and $137,792,552 has been withdrawn by the Company from the Trust Account in connection with the redemption of 13,310,731 class A shares.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

For the nine months ended September 30, 2023 and 2022, the changes in Class A common stock subject to possible redemption is as follows:

	Shares	Amount
Class A common stock subject to possible redemption at January 1, 2022	28,009,750	$280,097,500
Plus:
Increase in redemption value of shares subject to possible redemption	—	1,104,876
Class A common stock subject to possible redemption at September 30, 2022	28,009,750	$281,202,376

Class A common stock subject to possible redemption at January 1, 2023	28,009,750	$283,033,156
Less:
Redemptions	(13,310,731)	(137,792,552)
Plus:
Increase in redemption value of shares subject to possible redemption	—	7,386,254
Class A common stock subject to possible redemption at September 30, 2023	14,699,019	$152,626,858

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Stock-Based Compensation

The sale or transfers of the Founder Shares to members of the Company’s board of directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of September 30, 2023 and for all prior periods, the Company determined that a Business Combination is not considered probable until the business combination is completed, and therefore, no stock-based compensation expense has been recognized.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, primarily due to changes in fair value of the warrant liability, which are not currently recognized in taxable income, non-deductible start-up costs, and the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income or loss or the related tax provision or benefit but is otherwise able to make a reasonable estimate, the tax provision or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results through September 30, 2023.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Any redemption or other repurchase that occurs in connection with a Business Combination may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with a Business Combination, (ii) the timing, nature and amount of the equity issued in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination. For the nine months ended September 30, 2023 and 2022, the Company has recognized $1,360,357 and $0, respectively, in excise tax payable related to share redemptions. In accordance with ASC 340-10-S99-1, the liability does not impact the condensed statements of operations and is offset against accumulated deficit because additional paid-in capital is not available.

Net Income Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net income per common share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants would be anti-dilutive. At September 30, 2023 and 2022, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

For the three and nine months ended September 30, 2023 and 2022, net income per common share is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$87,338	$25,072	$706,691	$176,673	$4,522,413	$1,182,043	$9,200,510	$2,300,128

Denominator
Weighted-average shares outstanding	24,392,704	7,002,438	28,009,750	7,002,438	26,790,819	7,002,438	28,009,750	7,002,438
Basic and diluted net income per share	$0.00	$0.00	$0.03	$0.03	$0.17	$0.17	$0.33	$0.33

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

Non-Redemption Agreements

In August 2023, the Company and the Sponsor entered into Non-Redemption Agreements with a number of the Company’s stockholders in exchange for them agreeing not to redeem shares of the Company’s Class A common stock sold in the IPO (the “Non-Redeemed Shares”) in connection with the special meeting of stockholders called by the Company and held on August 29, 2023 (described below). In exchange for the foregoing commitments not to redeem such shares, the Company has agreed to allocate to such investors an aggregate of 2,326,496 shares of Class A Common Stock (the “Promote Shares”) and the Sponsor has agreed to surrender and forfeit to the Company for no consideration of a number of shares of Class B common stock, par value $0.0001 per share, of the Company equal to the number of Promote Shares upon closing of the initial Business Combination. The Company estimated the aggregate fair value of the shares attributable to the Investors to be $1,143,605 or $0.49 per share. The Company complies with the requirements of SEC Staff Accounting Bulletin (“SAB”) Topic 5(A) – “Expenses of Offering” and SAB Topic 5(T): Miscellaneous Accounting - Accounting for Expenses or Liabilities Paid by Principal Stockholder(s). As such, the value of Promote Shares assigned to the Investors are recognized as offering costs and charged to stockholders’ deficit. The value of the Class B common stock forfeited by the Sponsors is reported as an increase to stockholders’ deficit.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

NOTE 3. RELATED PARTY TRANSACTIONS

Promissory Note — Related Party

On May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. The Company had not borrowed any amount under the promissory note. There was no balance outstanding as of September 30, 2023 or December 31, 2022.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsors. As of September 30, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recognized an expense of $60,000 and $180,000 for the administrative service fee for the three and nine months ended September 30, 2023 and 2022, respectively which is included in operating costs on the condensed statements of operations. As of September 30, 2023 and December 31, 2022, the Company had no outstanding balance due to the affiliate of the Sponsor related to the administrative service fee.

Due to Related Party

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of September 30, 2023 and December 31, 2022, the Company had an outstanding balance due to the affiliate of the Sponsor of $4,875 and $12,178, respectively. The amount is included in due to related party on the condensed balance sheets and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

registration statements. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities.

Capital Markets Advisor Agreement

On August 21, 2023, the Company engaged a capital markets advisor in connection with seeking an extension for completing a Business Combination, a possible acquisition of a third party by merger, consolidation, acquisition of stock or assets or other business combination, and as a placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities. The Company agreed to pay the capital markets advisor a transaction fee in connection with the services provided, payable upon and subject to the Company’s consummation of an initial business combination (“Capital Markets Advisor Fee”). The fee consists of a fixed and determinable portion and a variable portion contingent upon certain future events expected to take place upon completion of a Business Combination. As of September 30, 2023, $1,000,000 was accrued for the fee as the amount was fixed and determinable. These costs may be paid for using the proceeds of the cash available once a Business Combination is complete.

Expenses Contingent on the Closing of a Business Combination

As of September 30, 2023 and December 31, 2022, the Company has incurred approximately $1,058,000 and $38,000, respectively, in fees contingent on the closing of a business combination. These costs may be paid for using the proceeds of the cash available once the business combination is complete. The amounts are included in accounts payable and accrued expenses on the condensed balance sheets.

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of September 30, 2023 and December 31, 2022, there were no shares of preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 0 shares of Class A common stock outstanding, excluding 14,699,019 and 28,009,750 shares of Class A common stock subject to possible redemption which are classified as temporary equity, respectively.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. Holders of the Class B common stock are entitled to one vote for each share. There were 7,002,438 shares of Class B common stock issued and outstanding as of September 30, 2023 and December 31, 2022. Pursuant to the Non-Redemption Agreements discussed in Note 2, 2,326,496 shares are subject to forfeiture upon consummation of the Company’s initial Business Combination.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

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

NOTE 6. FAIR VALUE MEASUREMENTS

The following table presents fair value information as of September 30, 2023 and December 31, 2022, for the Company’s assets and liabilities that are accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		September 30,	December 31,
Assets	Level	2023	2022
Marketable securities and cash held in Trust Account	1	$152,623,541	$283,479,610

		September 30,	December 31,
Liabilities:	Level	2023	2022
Warrant Liability – Public Warrants	2	$973,806	$1,080,243
Warrant Liability – Private Placement Warrants	3	$563,000	$625,000

As of September 30, 2023, investments held in the Trust Account were held in an interest-bearing demand deposit account and at December 31, 2022, investments held in Trust Account consisted of mutual funds. Demand deposit accounts and mutual funds generally

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

have a readily determinable fair value. Such investments in the Trust Account are presented on the condensed balance sheets at fair value at the end the reporting period.

The Company’s warrant liability for the Private Placement Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The fair value of the Private Placement Warrants is classified within Level 3 of the fair value hierarchy. Significant deviations from these estimates and inputs could result in a material change in fair value. The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices. The Public Warrant liability is based on market closing prices. At September 30, 2023 and December 31, 2022, there was insufficient activity for the Company’s Public Warrants to be classified as Level 1 and were classified as Level 2.

The Company used a Monte Carlo simulation valuation model to value the Private Placement Warrants as of September 30, 2023 and December 31, 2022.

The key inputs into the valuation models used to value the Private Placement Warrants were as follows:

Input	September 30, 2023		December 31, 2022
Common stock price	$10.28		$9.95
Risk-free interest rate	4.55%		3.94%
Expected term in years	5.68	years	5.68	years
Expected volatility	0.001%		0.001%
Exercise price	$11.50		$11.50
Public warrant price	$0.10		$0.12

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

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our warrants classified as Level 3 for the period ended September 30, 2023 and September 30, 2022:

Fair Value as of December 31, 2022 – private placement warrants	$625,000
Change in fair value	(241,000)
Fair Value as of March 31, 2023 – private placement warrants	384,000
Change in fair value	(168,000)
Fair Value as of June 30, 2023 – private placement warrants	$216,000
Change in fair value	347,000
Fair Value as of September 30, 2023 – private placement warrants	$563,000

Fair Value as of December 31, 2021 – private placement warrants	$5,248,983
Change in fair value	(1,943,928)
Fair Value as of March 31, 2022 – private placement warrants	3,305,055
Change in fair value	(2,091,923)
Fair Value as of June 30, 2022 – private placement warrants	$1,213,132
Change in fair value	(50,772)
Fair Value as of September 30, 2022 – private placement warrants	$1,162,360

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

Recent Developments

In August 2023, the Company and the Sponsor entered into Non-Redemption Agreements with a number of the Company’s stockholders in exchange for them agreeing not to redeem shares of the Company’s Class A common stock sold in the IPO (the “Non-Redeemed Shares”) in connection with the special meeting of stockholders called by the Company and held on August 29, 2023 (described below). In exchange for the foregoing commitments not to redeem such shares, the Company has agreed to allocate to such investors an aggregate of 2,326,496 shares of Class A Common Stock (the “Promote Shares”) and the Sponsor has agreed to surrender and forfeit to the Company for no consideration of a number of shares of Class B common stock, par value $0.0001 per share, of the Company equal to the number of Promote Shares upon closing of the initial business combination.

On August 29, 2023, the Company’s stockholders approved at the special meeting of stockholders a proposal to amend the Company’s amended and restated certificate of incorporation (the “charter”) to extend the date by which the Company has to consummate a business combination from September 3, 2023 (the “Termination Date”) to June 3, 2024, (as discussed below) or such earlier date as may be determined by the board of directors of the Company (such later date, the “Extended Date”). In connection with the votes to approve the Charter Amendment, the holders of 13,310,731 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.35 per share, for an aggregate redemption amount of $137,792,552, leaving $152,164,096 in the Trust Account immediately after the redemptions.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary for our initial public offering (“IPO”) and activities related to seeking and consummating a business combination with an acquisition target. We do not expect to generate any operating revenues until after completion of our initial business combination. Until such time that a business combination occurs, we will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. Until the completion of our initial business combination, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net income of $112,410, which consisted of other income of $1,655 and income from investments held in the Trust Account of $3,088,363, partially offset by change in the fair value of the warrant liability of $947,343, operating costs of $1,391,861 and income taxes of $638,404.

For the three months ended September 30, 2022, we had net income of $883,364, which consisted of the change in the fair value of the warrant liability of $144,138 and income from investments held in the Trust Account of $1,264,480, partially offset by operating costs of $270,213 and income taxes of $255,041.

For the nine months ended September 30, 2023, we had net income of $5,704,456, which consisted of change in the fair value of the warrant liability of $168,437, other income of $5,228 and income from investments held in the Trust Account of $9,501,203, partially offset by operating costs of $2,005,514 and income taxes of $1,964,898.

For the nine months ended September 30, 2022, we had net income of $11,500,638, which consisted of change in the fair value of the warrant liability of $10,992,894 and income from investments held in the Trust Account of $1,684,780, partially offset by operating costs of $883,350 and income taxes of $293,686.

Liquidity and Capital Resources

As of September 30, 2023, we had available to us $605,724 of proceeds held outside the Trust Account (which included approximately $133,050 of cash withdrawn by the Company from the Trust Account to pay taxes not yet paid and excluding excise taxes). Excluding $133,050 of cash withdrawn from the Trust Account for the payment of taxes, we will use cash primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

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

The Company has until June 3, 2024 to consummate a Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before June 3, 2024, it is uncertain whether the Company will be able to consummate a Business Combination by this time. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, Management has determined that the mandatory liquidation, should a Business Combination not occur and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate our business prior to a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 3, 2024.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and support services. Further, on May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. The Company had not borrowed any amount under the promissory note. There was no balance outstanding as of both September 30, 2023 and December 31, 2022. Additionally, our underwriters are entitled to a deferred underwriting discount of $9,803,413 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

On August 21, 2023, we engaged a capital markets advisor in connection with seeking an extension for completing a Business Combination, a possible acquisition of a third party by merger, consolidation, acquisition of stock or assets or other business combination, and as a placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities. We agreed to pay the capital markets advisor a transaction fee in connection with the services provided, payable upon and subject to our consummation of an initial business combination (“Capital Markets Advisor Fee”). The fee consists of a fixed and determinable portion and a variable portion contingent upon certain future events expected to take place upon completion of a Business Combination. As of September 30, 2023, $1,000,000 was accrued for the fee as the amount was fixed and determinable. These costs may be paid using the proceeds of the cash available once a Business Combination is complete.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023, other than discussed below.

In August 2023, the Company, the Sponsor, and certain investors (“Investors”) of our Class A common stock entered into Non-Redemption Agreements. Pursuant to the Non-Redemption Agreements, the Company agreed to allocate to such investors an aggregate of 2,326,496 Class A Common Stock (“Promote Shares”) and the Sponsor agreed to surrender and forfeit to us for no consideration of a number of shares of Class B common stock, par value $0.0001 per share, of the Company equal to the number of Promote Shares upon closing of the initial Business Combination. We estimated the aggregate fair value of the shares attributable to the Investors to be

$1,143,605 or $0.49 per share. We comply with the requirements of SEC Staff Accounting Bulletin (“SAB”) Topic 5(A) – “Expenses of Offering” and SAB Topic 5(T): Miscellaneous Accounting - Accounting for Expenses or Liabilities Paid by Principal Stockholder(s). As such, the value of Promote Shares assigned to the Investors are recognized as offering costs and charged to stockholders’ deficit. The value of the Class B common stock forfeited by the Sponsors is reported as an increase to stockholders’ deficit.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report except for the below and that, as reported in our Current Report on Form 8-K filed on September 5, 2023, (i) on August 29, 2023, we filed an amendment to our amended and restated certificate of incorporation (the “Charter Amendment”) which extended the date by which we have to consummate a Business Combination from September 3, 2023 to June 3, 2024, or such earlier date as may be determined by our board of directors, without the requirement that our Sponsor deposit additional funds into the Trust Account, and (ii) in connection with the stockholder vote to approve the Charter Amendment, holders of 13,310,731 shares of our Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.35 per share, for an aggregate redemption amount of approximately $137.8 million, leaving approximately $152.2 million in the Trust Account (and resulting in our initial stockholders owning a significantly greater percentage of the total number of shares of our outstanding common stock).

Were we considered to be a “foreign person,” we might not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If a potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if a potential initial business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination.

Both our company and our sponsor are U.S. entities, and the managers of our sponsor are U.S. citizens. Each of our officers and directors is a U.S. citizen. If CFIUS has jurisdiction over our initial business combination, as a result of these existing relationships or otherwise, CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. If we were considered to be a “foreign person,” the foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, in such circumstances, the pool of potential targets with which we could complete an initial business combination could be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, the public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchase of Equity Securities.

On September 3, 2021, the Company completed its IPO of 25,000,000 Units, generating gross proceeds of $250,000,000. On September 28, 2021, the Underwriters partially exercised their option to purchase additional Units, resulting in the issuance of an additional 3,009,750 Units (the “Option Units”), generating additional proceeds of $30,097,500.

On September 3, 2021, simultaneously with the consummation of the IPO, the Company completed a private placement of an aggregate of 5,000,000 warrants (the “Private Placement Warrants”) to the Sponsors and two anchor investors at a price of $1.50 per Private Placement Warrant, generating total gross proceeds of $7,500,000 (the “Private Placement”). On September 28, 2021, in connection with the sale of Option Units, the Company consummated a private sale of an additional 401,300 Private Placement Warrants to the Sponsors (the “Additional Private Placement Warrants”) at a price of $1.50 per Additional Private Placement Warrant, generating gross proceeds of $601,950.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

On August 29, 2023, the Company’s stockholders approved at the special meeting of stockholders a proposal to amend the Company’s charter to extend the date by which the Company has to consummate a business combination from the Termination Date to the Extended Date. In connection with the votes to approve the Charter Amendment, the holders of 13,310,731 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.35 per share, for an aggregate redemption amount of $137,792,552, leaving $152,164,096 in the Trust Account immediately after the redemptions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1(1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Concord Acquisition Corp II, dated August 29, 2023.

10.1(2)	Form of Non-Redemption Agreement and Assignment of Economic Interest.

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

(1)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 5, 2023.

(2)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of November 2023.

CONCORD ACQUISITION CORP II

By:	/s/ Jeff Tuder
Name:	Jeff Tuder
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michele Cito
Name:	Michele Cito
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)