Form 10-K
period 2023-12-31
Concord Acquisition Corp II
filed 2024-03-01
CIK 1851959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40773

CONCORD ACQUISITION CORP II

(Exact name of registrant as specified in its charter)

Delaware	85-2171101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

477 Madison Avenue, 22nd Floor

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
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant on June 30, 2023, based upon the closing price of $10.26 of the Registrant’s Class A common stock as reported on the New York Stock Exchange, was approximately $258.56 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 29, 2024, there were 14,699,019 shares of Class A common stock, par value $0.0001 per share, and 7,002,438 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K (this “Annual Report”) are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●our ability to select an appropriate target business or businesses;
●our ability to complete our initial business combination;
●our expectations around the performance of a prospective target business or businesses;
●our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●our potential ability to obtain additional financing to complete our initial business combination;
●our pool of prospective target businesses and the financial services and financial technology industries;
●the ability of our officers and directors to generate a number of potential business combination opportunities;
●our public securities’ potential liquidity and trading;
●the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;
●the Trust Account not being subject to claims of third parties;
●our financial performance; or
●the other risks and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the SEC.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 1. BUSINESS

Overview

We are a blank check company incorporated as a Delaware corporation for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We may also pursue business combination targets that could be in discussions with Concord Acquisition Corp III (“Concord III”), a special purpose acquisition company sponsored by affiliates of our sponsors, which has completed its initial public offering and entered into a business combination agreement with a target company. While we may pursue a merger opportunity in any industry or sector, we intend to capitalize on the ability of our management team and sponsor to identity, acquire and manage a business in the financial services and financial technology sectors, including payments, enterprise software, and data analytics, that can benefit from our differentiated deal flow and global network. We will seek to acquire established and growing businesses that we believe are fundamentally sound with an attractive financial profile and poised for continued and accelerating growth, but potentially in need of some form of financial, operational, strategic or managerial guidance to maximize value.

On September 3, 2021, we consummated an initial public offering (the “IPO,” or the “Initial Public Offering”) of 25,000,000 units, generating gross proceeds of $250,000,000. Simultaneously with the closing of the offering, the Company consummated the private placement of an aggregate of 5,000,000 warrants (the “Private Placement Warrants”) to Concord Sponsor Group II LLC (the “sponsor”) and CA2 Co-Investment LLC (an affiliate of one of the underwriters of the offering) (“CA2 Co-Investment” and, together with the sponsor, the “sponsors”), each at a price of $1.50 per Private Placement Warrant, generating total proceeds of $7,500,000. On September 28, 2021, the underwriters partially exercised their option to purchase additional Units, resulting in the issuance of an additional 3,009,750 Units (the “Option Units”) at a public offering price of $10.00 per Option Unit. After giving effect to the partial exercise and close of the option, an aggregate of 28,009,750 Units were issued in the IPO. In connection with the sale of Option Units, the Company consummated a private sale of an additional 401,300 Private Placement Warrants to the sponsors (the “Additional Private Placement Warrants”) at a price of $1.50 per Additional Private Placement Warrant, generating gross proceeds of $601,950.

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

Recent Developments

In August 2023, we and the sponsor entered into Non-Redemption Agreements with a number of our stockholders in exchange for them agreeing not to redeem shares of our Class A common stock sold in the IPO (the “Non-Redeemed Shares”) in connection with the special meeting of stockholders called by us and held on August 29, 2023 (described below). In exchange for the foregoing commitments not to redeem such shares, we have agreed to allocate to such investors an aggregate of 2,326,496 shares of Class A Common Stock (the “Promote Shares”) and the sponsor has agreed to surrender and forfeit to us for no consideration, a number of shares of Class B common stock, par value $0.0001 per share, of Concord II equal to the number of Promote Shares upon closing of the initial business combination.

On August 29, 2023, our stockholders approved at the special meeting of stockholders a proposal to amend our amended and restated certificate of incorporation (the “charter”) to extend the date by which we have to consummate a business combination from September 3, 2023 (the “Termination Date”) to June 3, 2024, (as discussed below) or such earlier date as may be determined by the board of directors of the Company (such later date, the “Extended Date”). In connection with the votes to approve the Charter Amendment, the holders of 13,310,731 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.35 per share, for an aggregate redemption amount of $137,792,552, leaving $152,164,096 in the Trust Account immediately after the redemptions.

Our Sponsor

Our sponsor is affiliated with Atlas Merchant Capital LLC, or Atlas, an alternative asset manager with approximately $1 billion in assets under management as of December 31, 2023 and approximately $3 billion of capital raised through its fund vehicles and related co-investments in its fund’s portfolio companies since inception. We believe that the experience of our management team, Board of Directors and Advisors, and our relationship with Atlas will allow us to source, identify and execute an attractive transaction for our shareholders.

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

Bob Diamond serves as Chairman of our board of directors. Mr. Diamond is Founding Partner and Chief Executive Officer of Atlas Merchant Capital LLC. Until 2012, Mr. Diamond was Chief Executive of Barclays, having previously held the position of President of Barclays, responsible for Barclays Capital and Barclays Global Investors (“BGI”). He became an executive director of Barclays in 2005 and had been a member of the Barclays Executive Committee since 1997. Prior to Barclays, Mr. Diamond held senior executive positions at Credit Suisse First Boston and Morgan Stanley in the United States, Europe and Asia. Mr. Diamond worked at Credit Suisse First Boston from 1992 to 1996, where his roles included Vice Chairman and Head of Global Fixed Income and Foreign Exchange in New York, as well as Chairman, President and CEO of Credit Suisse First Boston Pacific. Mr. Diamond worked at Morgan Stanley from 1979 to 1992, including as the Head of European and Asian Fixed Income Trading. Mr. Diamond is currently a member of the Board of Directors of Crux Informatics. He is also a Trustee of The American Foundation of the Imperial War Museum Inc., a Life Member of The Council on Foreign Relations and is involved in several non-profit initiatives, including being a Director of the Diamond Foundation. He is also Life Trustee and former Chair of the Colby College Board of Trustees. Mr. Diamond also serves on the board of directors of Concord III.

Jeff Tuder serves as our Chief Executive Officer. Mr. Tuder is currently an Operating Partner of Atlas, having joined in September 2020. Previously, Mr. Tuder founded Tremson Capital Management, LLC to invest in undervalued public equities and to make private equity and credit investments in partnership with a number of family offices. Prior to founding Tremson, Mr. Tuder held various investment positions at JHL Capital Group, a multi-strategy hedge fund, KSA Capital Management, a deep value long/short equity fund, and CapitalSource Finance, where he was a Managing Director and Head of its Special Opportunity credit investment business. Mr. Tuder began his career as a private equity professional at Fortress Investment Group, where he underwrote and managed private equity investments for Fortress’ various investment vehicles; Nassau Capital, LLC, which managed the private assets of Princeton University’s Endowment; and ABS Capital Partners, a private equity firm affiliated with Alex. Brown & Sons. Mr. Tuder is currently a member of the Board of Directors of Inseego Corporation (NASDAQ: INSG) and Unico American (NASDAQ: UNAM). Mr. Tuder received a B.A. in English Literature from Yale College. Mr. Tuder also serves as Chief Executive Officer of Concord III.

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

Larry Leibowitz serves on our board of directors. Mr. Leibowitz is a finance and technology entrepreneur who specializes in business transformation and capital markets. Mr. Leibowitz is an Operating Partner of Atlas Merchant Capital, and Board Director of Enfusion Inc. (NYSE:ENFN), as well as Vice Chairman of XCHG Xpansiv, an intelligent commodities exchange focusing on renewable energy products, and is on the board of various other private companies in the data management, fintech, digital law, and site logistics businesses. Most recently, Mr. Leibowitz served as Chief Operating Officer, Head of Global Equities Markets and as a Member of the board of directors of NYSE Euronext, from 2007 to 2013. Prior to that, Mr. Leibowitz served as Chief Operating Officer of Americas Equities at UBS, Co-head of Schwab Soundview Capital Markets, and CEO of Redibook. Mr. Leibowitz was formerly a founding partner at Bunker Capital, and Managing Director and Head of Quantitative Trading and Equities technology at CS First Boston. Mr. Leibowitz also serves on the board of directors of Concord III.

Peter Ort serves on our board of directors. Mr. Ort is Head of Product at FS Investments and is a Partner at Cambium Capital. He previously co-founded CurAlea Associates and was a Managing Director at Goldman Sachs, where he was co- head of the Hedge Fund Strategies Group and also worked in the firm’s Private Equity Group and Financial Institutions Group in New York and Tokyo. Mr. Ort graduated from Duke University, obtained J.D. and M.B.A. degrees from New York University, is a member of the New York and New Jersey State Bars, and was a Fulbright Scholar in Japan. Mr. Ort also serves on the board of directors of Concord III.

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

In August 2020, members of our management team formed Concord Acquisition Corp (“Concord I”), and in February 2021, members of our management team formed Concord Acquisition Corp III (“Concord III”), each of which is a blank check company incorporated for substantially similar purposes as our company. Concord I entered into a definitive agreement for a business combination but was unable to complete its initial business combination and has liquidated and is currently in the process of dissolving. Concord III has completed its initial public offering and has entered into a business combination agreement. Most of the members of our management team serve in the same positions with Concord III.

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

Specifically, our strategy is to:

●utilize our deep understanding of emerging trends within the financial services and financial technology sectors to identify the most attractive segments and to assess suitable merger candidates;
●develop a large pipeline of actionable investment opportunities through our long-standing relationships and proprietary deal sourcing networks; and,
●leverage the strategic, transactional and operating experience of our management team and sponsor to engage with and perform due diligence over likely business combination targets to consummate a transaction;

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

Key industry characteristics include:

●large addressable market;
●compelling long-term secular growth;
●attractive competitive dynamics; and,
●inorganic growth and consolidation opportunities.

Key business characteristics of attractive consolidation targets include:

●high-caliber executive and management team;
●market-leading product or service;
●potential for growth in excess of relevant industry average;
●high barriers to entry;
●solid base of recurring revenue;
●resilient to economic cycles;
●established, high-quality customer base;
●long-term customer relationships/contracts;
●attractive overall financial profile;
●opportunity for operational improvements;
●attractive steady-state margins and free cash flow characteristics; and,
●will benefit from Atlas’s long-term sponsorship as it seeks to accelerate growth in the public markets.

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

Our management team and Sponsor have decades of experience in:

●developing and fostering relationships with business owners, management teams and various types of capital providers;
●sourcing, structuring, conducting diligence, and financing complex acquisitions;

●structuring and negotiating transaction terms favorable to investors;
●executing transactions in multiple geographies and under varying economic and financial market conditions;
●accessing the capital markets, including financing businesses and helping companies transition to public ownership; and,
●providing strategic guidance at the board level to assist in ongoing shareholder value creation as an independent public company.

Atlas and its network of operating partners have deep domain expertise within the financial services and financial technology industries as well as broad transactional experience outside of our core focus areas, with particularly valuable experience:

●operating large, complex, global businesses;
●establishing both short and long-term strategic directions;
●navigating and adapting to challenging macro environments;
●identifying, recruiting and assessing world-class executives;
●acquiring and integrating companies;
●structuring, negotiating and financing complex transactions with multiple counterparties; and,
●developing and growing companies in various ways; both organically through new product introductions and geographic expansion, and inorganically through acquisitions and other strategic joint-ventures and partnerships.

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

Initial Business Combination

We will have until June 3, 2024, or during any extended time that the Company has to consummate a Business Combination beyond 24 months as a result of a stockholder vote to amend the Company’s amended and restated certificate of incorporation (an “Extension Period”), to consummate an initial business combination. If we are unable to consummate an initial business combination within such time period, we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The NYSE rules require that an initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriters’ commission). We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case.

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

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

Financial Position

With funds available for a business combination in the amount of approximately $149,801,611 as of December 31, 2023, assuming no redemptions, after payment of $4,127,237 of deferred underwriters’ commission, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Selection of a target business and structuring of our initial business combination

The NYSE rules require that an initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriters’ commission). The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

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

Accordingly, the prospects for our success may be:

●solely dependent upon the performance of a single business, property or asset; or
●dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Under the NYSE’s listing rules, stockholder approval would typically be required for our initial business combination if, for example:

●we issue (other than in a public offering for cash) shares of common stock that will either (a) be equal to or in excess of 20% of the number of shares of common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;
●any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or
●the issuance or potential issuance will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by applicable law or stock exchange rule will be made by us, solely in our discretion, and will be based on business and other reasons, which include a variety of factors, including, but not limited to:

●the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●the expected cost of holding a stockholder vote;
●the risk that the stockholders would fail to approve the proposed business combination;
●other time and budget constraints of the company; and
●additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●file proxy materials with the SEC.

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

Redemptions of our public shares may be subject to a net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination (including, potentially, with the same target).

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination until June 3, 2024 or during any extended time that the Company has to consummate a Business Combination beyond 24 months as a result of a stockholder vote to amend the Company’s amended and restated certificate of incorporation (an “Extension Period”).

Redemption of public shares and liquidation if no initial business combination

Our amended and restated certificate of incorporation provides that we will have only until June 3, 2024 to complete our initial business combination. If we have not completed our initial business combination within such period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the prescribed time period.

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

The underwriters have agreed to waive their rights to their deferred underwriters’ commission held in the trust account in the event we do not complete our initial business combination and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of our public shares.

Our sponsors, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination by June 3, 2024, or during an Extension Period, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we have not completed our initial business combination by June 3, 2024 or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of our acquisition period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance”. As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. Please see “Risk Factors — If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages”.

A public stockholder will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination and then, only in connection with those public shares that such stockholder has properly elected to redeem, subject to the limitations described in this Annual Report; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 3, 2024, or during an Extension Period, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination by June 3, 2024, or during an Extension Period, subject to applicable law. In no other circumstances will a public stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. Holders of warrants will not have any rights of proceeds held in the trust account with respect to the warrants.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 3, 2024, or during an Extension Period, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders, officers and directors have agreed to waive any redemption rights with respect to any founder shares, private placement shares and any public shares held by them in connection with any such amendment. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●prior to the consummation of our initial business combination, we shall either: (1) seek stockholder approval of our initial business combination at a meeting called for such purpose, in connection with which, stockholders may seek to redeem their shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction, into their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable); or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;
●solely if we seek stockholder approval, we will consummate our initial business combination only if a majority of the outstanding shares of our common stock voted are voted in favor of the business combination at a duly held stockholders meeting;
●if we have not completed our initial business combination by June 3, 2024, or during an Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law; and
●prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation.

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

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2023 as required by the Sarbanes-Oxley Act. See “Item 9A. Controls and Procedures” for a more detailed discussion. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

RISK FACTORS SUMMARY

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to, the following:

●	we are a newly formed company with no operating history;
●	delay in receiving distributions from the trust account;
●	lack of opportunity to vote on our proposed business combination;
●	lack of protections normally afforded to investors of blank check companies;
●	deviation from acquisition criteria;
●	issuance of additional equity and/or debt securities to complete a business combination, which would dilute the interest of our stockholders;
●	third-party claims reducing the per-share redemption price;
●	failure to enforce our sponsor’s indemnification obligations;
●	holders of warrants could be limited to exercising warrants only on a “cashless basis” if we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants;
●	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;
●	ability to successfully effect a business combination and to be successful thereafter, which will be totally dependent upon the efforts of our key personnel;
●	conflicts of interest of our officers and directors in determining whether a particular target business is appropriate for a business combination;
●	the delisting of our securities by the NYSE;
●	ability of our stockholders to conduct conversions in connection with our initial business combination pursuant to the tender offer rules;
●	non-comparable performance against other public companies;
●	ability to only complete one business combination, causing dependence on a single business which may have a limited number of products or services;
●	our competitors may have advantages over us in seeking business combinations due to our structure;
●	ability to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business;
●	our initial stockholders controlling a substantial interest in us and may influence certain actions requiring a stockholder vote;

●	outstanding warrants could have an adverse effect on the market price of our common stock;
●	disadvantageous timing for redeeming unexpired warrants;
●	the exercise of registration rights by our security holders may have an adverse effect on the market price of our shares of common stock;
●	the requirement to complete an initial business combination by June 3, 2024, or during an Extension Period, may give potential target businesses leverage over us in negotiating a business combination;
●	resources spent researching acquisitions that are not consummated;
●	changes in laws or regulations, or our failure to comply with any laws and regulations;
●	cyber incidents or attacks directed at us, resulting in information theft, data corruption, operational disruption and/or financial loss; and
●	uncertain or adverse U.S. federal income tax consequences.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”.

We may not have sufficient liquidity to meet our anticipated obligations over the next year from the issuance of these financial statements. In connection with our assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, we have until June 3, 2024, or until the end of an Extension Period, to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 3, 2024, or during an Extension Period.

If we seek stockholder approval of our initial business combination, our sponsors, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares, private placement shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need 3,848,291, or 26.2% (assuming all issued and outstanding shares are voted) of the 14,699,019 public shares currently outstanding, or no additional public shares (assuming only the minimum number of shares representing a quorum are voted), to be voted in favor of a transaction, in order to have such initial business combination approved. We expect that our initial stockholders and their permitted transferees will own at least 20.0% of our outstanding shares of common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders and their permitted transferees agreed to vote their founder shares and private placement shares in accordance with the majority of the votes cast by our public stockholders. Furthermore, our anchor investors purchased all of the 24,750,000 units they have indicated an interest in acquiring in the initial public offering and if they vote their shares then outstanding at the special meeting of stockholders in favor of an initial business combination, we may not need any of the other public shares sold in the offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Although our anchor investors are not contractually obligated to vote in favor of an initial business combination, their interest in certain of our founder shares and (to the extent applicable) private placement warrants may provide an incentive for them to do so.

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

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. We may be subject to net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than such amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination (including, potentially, with the same target). Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by June 3, 2024, or during an Extension Period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsors, officers and directors have agreed that we must complete our initial business combination by June 3, 2024, or during an Extension Period. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we have not completed our initial business combination within such time period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. Please see “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 3, 2024, or during an Extension Period, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination by June 3, 2024, or during an Extension Period, subject to applicable law and as further described herein. In addition, if we have not completed an initial business combination within the required time period for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond the end of such period before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in or to the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If the NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●a limited availability of market quotations for our securities;
●reduced liquidity for our securities;
●a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●a limited amount of news and analyst coverage; and
●a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities”. Because we expect that our units and eventually our Class A common stock and warrants will be listed on the NYSE, our units, Class A common stock and warrants will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire, including Concord III. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our sponsors or any of its affiliates may make additional investments in us, although our sponsors and its affiliates have no obligation or other duty to do so. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating and completing an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. Please see “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In light of the SEC Staff Statement, we evaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations. As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will continue to recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting relating to our accounting for complex financial instruments as of December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this report, in light of restatements in prior years, we have identified a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments.

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

We identified a material weakness in our internal controls over financial reporting. As a result of such material weakness, restatements in prior years, and other matters raised or that may in the future be raised by the SEC, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

If the funds not being held in the Trust Account are insufficient to allow us to operate until at least June 3, 2024, or during an Extension Period, we may be unable to complete our initial business combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until at least June 3, 2024, or during an Extension Period, assuming that our initial business combination is not completed by that date. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our initial public offering and potential loans from certain of our affiliates are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until at least June 3, 2024, or during an Extension Period; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a prospective target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

As of December 31, 2023, approximately $0.4 million of cash was available to us outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation or other duty to loan funds to, or invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. Please see “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance”. As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

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

If we instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of an initial business combination or our liquidation, we may be able to mitigate the risk that we could be deemed to be an unregistered investment company for purposes of the Investment Company Act. Following the liquidation of securities in the trust account, we may receive minimal interest, if any, on the funds held in the trust account, which may reduce the dollar amount the public stockholders would receive upon any redemption or liquidation of our company.

The funds in the trust account have, since the IPO, been held only in interest-bearing demand deposits or U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we have instructed the trustee with respect to the trust account to hold all funds in the trust account in cash or in an interest-bearing demand deposit account at a national bank until the earlier of consummation of an initial business combination or liquidation of our company. As a result, we may receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, the decision to hold all funds in the trust account in cash or interest-bearing demand deposits may reduce the dollar amount the public stockholders would receive upon any redemption or liquidation of our company.

The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate our company. As of December 31, 2023, the funds in the trust account are held in an interest-bearing demand deposit account at a bank.

Risks Related to Our Operations

If we are deemed to be an unregistered investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial business combination and liquidate.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, and it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an unregistered investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an unregistered investment company under the Investment Company Act. However, if we are deemed to be an unregistered investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an unregistered investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate. If we are required to liquidate, our stockholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

Since we instructed the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing deposit account at a bank in order to seek to mitigate the risk that we could be deemed to be an unregistered investment company for purposes of the Investment Company Act, we may receive minimal interest, if any, on the funds held in the Trust Account, which may reduce the dollar amount the Public Stockholders would receive upon any redemption or liquidation of Concord II.

Upon the 24-month anniversary of the effective date of the registration statement relating to the IPO, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed the trustee with respect to the Trust Account to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account at a national bank until the earlier of consummation of an initial business combination or liquidation of our company. Following such liquidation, we may receive minimal interest, if any, on the funds held in the Trust Account. However, interest earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, our decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account at a bank may reduce the dollar amount the Public Stockholders would receive upon any redemption or liquidation of our company.

In addition, we may be deemed to be an unregistered investment company even though the funds in the Trust Account were held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act prior to the 24 month anniversary of the effective date of the registration statement relating to the IPO.

Changes in laws or regulations, or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination, investments and results of operations.

We are subject to laws and regulations, and interpretations and applications of such laws and regulations, enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations, and interpretations and applications of such laws and regulations, may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, investments and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies, or SPACs, and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide a safe harbor for such companies from the definition of “investment company” under the Investment Company Act, provided certain criteria are satisfied. On January 24, 2024, the SEC issued final rules and guidance (the “Final Rules”) relating to special purpose acquisition companies, regarding, among other things, disclosure in SEC filings in connection with initial business combination transactions; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with a proposed business combination transaction; and the potential liability of certain participants in proposed business combination transactions. These Final Rules may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

The need for compliance with the Final Rules may cause us to liquidate the funds in the trust account or liquidate our company at an earlier time than we might otherwise choose. Were we to liquidate our company, our stockholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

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

Russia’s recent military intervention in Ukraine and Hamas’ strikes in Gaza and the international community’s responses have created substantial political and economic disruption, uncertainty, and risk.

Russia’s military intervention in Ukraine in late February 2022, Ukraine’s widespread resistance, and the NATO led and United States coordinated economic, financial, communications, and other sanctions imposed by other countries have created significant political and economic world uncertainty and contributed to worldwide inflation. There is significant risk of expanded military confrontation between Russia and other countries, possibly including the United States. Current and likely additional international sanctions against Russia may contribute to higher costs, particularly for petroleum-based products.

In early October 2023, Hamas melodeonists launched assaults against Israeli citizens in Gaza. Israel has responded aggressively with operations inside Gaza against Hamas. The foregoing events have caused substantial regional instability and world-wide concern and potential involvement. In addition to deadly fighting, the conflict has created large numbers of refugees who are fleeing Gaza.

The Ukraine and Gaza military activities and related actions, responses, and consequences that cannot now be predicted or controlled may contribute to worldwide economic reversals and inflation. In these circumstances, our business may be negatively impacted.

Inflation could adversely affect our business and results of operations.

While inflation in the United States and global markets has been relatively low in recent years, during 2021 and 2022, the economy in the United States and global markets encountered a material increase in the level of inflation. The impact of geopolitical developments such as the Russia-Ukraine and Israel – Hamas conflicts and global supply chain disruptions continue to increase uncertainty in the outlook of near-term and long-term economic activity, including whether inflation will continue and how long, and at what rate. Increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law, or the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following June 3, 2024, or until the end of an Extension Period, in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There are 185,300,981 and 12,997,562 authorized but unissued shares of Class A and Class B common stock available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of the date of this Annual Report, there are no shares of preferred stock issued and outstanding.

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

●may significantly dilute the equity interest of investors in our securities, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;
●may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●could cause a change of control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;
●may adversely affect prevailing market prices for our units, Class A common stock and/or warrants; and
●may not result in adjustment to the exercise price of our warrants.

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

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●our inability to pay dividends on our common stock;
●using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may materially negatively impact our operations and profitability.

The net proceeds from the initial public offering and the sale of the private placement warrants provided us with approximately $280 million, assuming no redemptions, that we may use to complete our initial business combination (which includes $4,127,237, for the payment of the deferred underwriters’ commissions).We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●solely dependent upon the performance of a single business, property or asset; or
●dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that we may be subject to a net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsors, officers, directors, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination (including, potentially, with the same target).

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval by holders of a majority of at least 90% of the outstanding shares of our common stock voting at a stockholder meeting) related to pre-business combination activity (including the requirement to deposit proceeds of the offering and the sale of the private placement warrants into the Trust Account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our outstanding common stock, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our outstanding common stock. Unless specified in our amended and restated certificate of incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of a majority of the outstanding shares of our common stock that are voted is required to approve any such matter voted on by our stockholders, and, prior to our initial business combination, the affirmative vote of holders of a majority of the outstanding shares of our Class B common stock is required to approve the election or removal of directors. We may not issue additional securities that can vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation. Our initial stockholders, who will beneficially own 20.0% of our common stock upon the closing of the offering (assuming they do not purchase any units in the offering), may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree.Our sponsors, officers and directors have agreed, pursuant to a written agreement, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 3, 2024, or during an Extension Period, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsors, officers and directors. Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsors, officers or directors for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Our initial stockholders own more than 20.0% of our outstanding common stock. In addition, prior to our initial business combination, holders of our Class B common stock will have the right to appoint all of our directors and may remove members of our board of directors for any reason. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by holders of a majority of at least 90% of the outstanding shares of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination.

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

In addition, we have the ability to redeem outstanding warrants commencing ninety days after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the last reported sale price of our Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which we send the notice of redemption to the warrant holders. In such a case, the holders will be able to exercise their warrants for cash or on a cashless basis prior to redemption and receive that number of shares of Class A common stock determined by reference to the table set forth under “Description of Securities — Warrants — Public Stockholders’ Warrants” based on the redemption date and the “fair market value” of our Class A common stock (as defined below) except as otherwise described in “Description of Securities — Warrants — Public Stockholders’ Warrants”. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares of common stock received is capped at 0.361 shares of Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;
●rules and regulations regarding currency redemption;
●complex corporate withholding taxes on individuals;
●laws governing the manner in which future business combinations may be effected;
●tariffs and trade barriers;
●regulations related to customs and import/export matters;

●longer payment cycles;
●tax consequences;
●currency fluctuations and exchange controls;
●rates of inflation;
●challenges in collecting accounts receivable;
●cultural and language differences;
●employment regulations;
●crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
●deterioration of political relations with the United States;
●obligatory military service by personnel; and
●government appropriation of assets.

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

On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

On December 27, 2022, the Treasury released Notice 2023-2, which provides taxpayers with interim guidance on the excise tax that may be relied upon until the Internal Revenue Service issues proposed Treasury regulations on such matter. Notice 2023-2 includes as one of its exceptions to the excise tax a distribution in complete liquidation of a “covered corporation”, such as ours, to which Sec. 331 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), applies (so long as Sec. 332(a) of the Code also does not also apply). Although it remains uncertain whether, and/or to what extent, the excise tax could apply to any redemptions of our public shares after December 31, 2022, including any redemptions in connection with our initial business combination or in the event we do not consummate our initial business combination by the Extended Date, we would not expect the excise tax to apply to redemptions of our public shares that occur during a taxable year in which we completely liquidate under Sec. 331 of the Code.

Any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax, including in connection with our initial business combination, certain amendments to our charter or otherwise. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the initial business combination, certain amendments to our charter or otherwise, (ii) the structure of the initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of the initial business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete our initial business combination and in our ability to complete our initial business combination. As of December 31, 2023, we recognized $1,360,357 in excise tax payable related to share redemptions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 477 Madison Avenue, 22nd Floor, New York, NY 10022. The cost for this space is included in the $20,000 per month fee that we pay an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

Holders of Record

On February 29, 2024, there was one holder of record of our units, seven holders of record of our Class A common stock, five holders of record of our Class B common stock, and, seventeen holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

In August 2023, the Company and the Sponsor entered into Non-Redemption Agreements with a number of the Company’s stockholders in exchange for them agreeing not to redeem the Non-Redeemed Shares in connection with the special meeting of stockholders called by the Company and held on August 29, 2023. In exchange for the foregoing commitments not to redeem such shares, the Company has agreed to allocate to such investors an aggregate of 2,326,496 shares of Class A Common Stock and the Sponsor has agreed to surrender and forfeit to the Company for no consideration of a number of shares of Class B common stock, par value $0.0001 per share, of the Company equal to the number of Promote Shares upon closing of the initial business combination.

On August 29, 2023, the Company’s stockholders approved at the special meeting of stockholders a proposal to amend the Company’s charter to extend the date by which the Company has to consummate a business combination from September 3, 2023 to June 3, 2024, or such earlier date as may be determined by the board of directors of the Company. In connection with the votes to approve the Charter Amendment, the holders of 13,310,731 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.35 per share, for an aggregate redemption amount of $137,792,552, leaving $152,164,096 in the Trust Account immediately after the redemptions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part II, Item 7 of this Annual Report.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements”. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors”," "Business" and the audited consolidated financial statements, including the related notes, appearing elsewhere in this Form 10-K. All references to year, unless otherwise noted, refers to our fiscal year, which ends on December 31. As used in this Form 10-K, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Concord” refer to Concord Acquisition Corp II.

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

Recent Developments

In August 2023, the Company and the Sponsor entered into Non-Redemption Agreements with a number of the Company’s stockholders in exchange for them agreeing not to redeem shares of the Company’s Class A common stock sold in the IPO (the “Non-Redeemed Shares”) in connection with the special meeting of stockholders called by the Company and held on August 29, 2023 (described below). In exchange for the foregoing commitments not to redeem such shares, the Company has agreed to allocate to such investors an aggregate of 2,326,496 shares of Class A Common Stock (the “Promote Shares”) and the Sponsor has agreed to surrender and forfeit to the Company for no consideration, a number of shares of Class B common stock, par value $0.0001 per share, of the Company equal to the number of Promote Shares upon closing of the initial business combination.

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

The underwriters were entitled to a deferred underwriters’ commission of 3.5% of the gross proceeds of the IPO, or $9,803,413 in the aggregate (including the commission related to the underwriters’ exercise of the over-allotment option) upon the completion of the Company’s initial Business Combination. In December 2023, one of the underwriters waived any right to receive the deferred underwriters’ commission and will therefore receive no additional underwriting commissions in connection with the closing of a Business Combination. As a result, the Company recognized $595,921 of income, $5,080,255 was recorded to accumulated deficit and the deferred underwriters’ commission was reduced by $5,676,176 in relation to the waiver of the deferred underwriters’ commission.

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

For the year ended December 31, 2023, we had net income of $6,960,108, which consisted of income from investments held in the Trust Account of $11,203,460, recovery of offering costs attributable to warrants of $595,921 and interest earned on operating bank account of $6,126, partially offset by a change in the fair value of the warrant liability of $225,513, operating costs of $2,307,883, and income taxes of $2,312,003.

For the year ended December 31, 2022, we had net income of $14,520,887, which consisted of change in the fair value of the warrant liability of $12,410,693 and income from investments held in the Trust Account of $4,052,237, partially offset by operating costs of $1,161,679 and income taxes of $780,364.

Liquidity and Capital Resources

As of December 31, 2023, we had available to us $363,225 of cash held outside the Trust Account. We will use cash primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, to pay our administrative fees, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient or available to pay our taxes.

For the year ended December 31, 2023, cash used in operating activities was $3,679,858. Net income of $6,960,108 was primarily driven by income from investments held in Trust Account of $11,203,460 and recovery of offering costs attributable to warrants of $595,921, partially offset by a change in the fair value of the warrant liability of $225,513. Changes in working capital generated $933,902 and are primarily due to an increase in accounts payable and accrued expenses, partially offset by a decrease in accrued income taxes.

For the year ended December 31, 2023, cash provided by investing activities was $140,754,222 as a result of withdrawals of $137,792,552 from the Trust Account in connection with redemptions of Class A common stock and $2,961,670 from the Trust Account to pay taxes.

For the year ended December 31, 2023, cash used in financing activities was $137,792,552 due to redemptions of Class A common stock.

For the year ended December 31, 2022, cash used in operating activities was $1,389,444. Net income of $14,520,887 was primarily driven by income from investments held in Trust Account of $4,052,237 and a change in the fair value of the warrant liability of $12,410,693. Changes in working capital generated $552,599.

For the year ended December 31, 2022, cash provided by investing activities was $707,658 due to our withdrawal of funds from the Trust Account to pay taxes.

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

The Company has until June 3, 2024, or during any Extension Period, to consummate a Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before June 3, 2024, or during any Extension Period, it is uncertain whether the Company will be able to consummate a Business Combination by this time. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, Management has determined that the mandatory liquidation, should a Business Combination not occur and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate our business prior to a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 3, 2024, or during any Extension Period.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Other than an agreement to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and support services, we do not have any contractual obligations, long-term debt, capital lease obligations, or operating lease obligations. Further, on May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and is due at the closing of a business combination. From inception through December 31, 2023, the Company had not borrowed any amount under the promissory note. There was no balance outstanding as of either December 31, 2023 and 2022. In December 2023, one of the underwriters waived any right to receive the deferred underwriters’ commission of $5,676,176 and will therefore receive no additional underwriting commissions in connection with the closing of a Business Combination. After one of our underwriters waived their right to the deferred underwriters’ commission, our remaining underwriters are entitled to a deferred underwriters’ commission of $4,127,237 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

On August 21, 2023, we engaged a capital markets advisor in connection with seeking an extension for completing a Business Combination, a possible acquisition of a third party by merger, consolidation, acquisition of stock or assets or other business combination, and as a placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities. We agreed to pay the capital markets advisor a transaction fee in connection with the services provided, payable upon and subject to our consummation of an initial business combination (“Capital Markets Advisor Fee”). The fee consists of a fixed and determinable portion and a variable portion contingent upon certain future events expected to take place upon completion of a Business Combination. As of December 31, 2023, $1,000,000 was accrued for the fee as the amount was earned by the advisor and was fixed and determinable. These costs may be paid using the proceeds of the cash available following the completion of a Business Combination.

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. We have identified the following critical accounting estimates:

Warrant Liability

We classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations. The fair value of our Private Placement Warrants requires significate estimates by management. Deviations from these estimates could result in a significate difference to our financial results.

Income Taxes

We account for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. We assess the likelihood that deferred tax assets will be recovered from the existing deferred tax liabilities or future taxable income. To the extent the Company believes that recovery will not meet the more likely than not threshold, it establishes a valuation allowance.

Non-Redemption Agreements

We comply with the requirements of SEC Staff Accounting Bulletin (“SAB”) Topic 5(A) – “Expenses of Offering” and SAB Topic 5(T): Miscellaneous Accounting - Accounting for Expenses or Liabilities Paid by Principal Stockholder(s). As such, management used significant estimates to determine the fair value of the Promote Shares assigned to the Investors.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 Framework"). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2023, due to the material weakness in our internal control over financial reporting related to the Company's accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

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

This Annual Report on Form 10-K does not include an attestation report on internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

During the fourth calendar quarter of the year-ended December 31, 2023, the Company has continued to make changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are listed below.

Name	Age	Title
Bob Diamond	72	Chairman of the Board
Jeff Tuder	50	Chief Executive Officer
Michele Cito	34	Chief Financial Officer
Henry Helgeson	49	Director
Peter Ort	53	Director
Larry Leibowitz	63	Director

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

Jeff Tuder serves as our Chief Executive Officer. Mr. Tuder is currently an Operating Partner of Atlas, having joined in September 2020. Mr. Tuder has also been the Chief Executive Officer of Concord I and Concord III, and a director of Concord III. Previously, Mr. Tuder founded Tremson Capital Management, LLC to invest in undervalued public equities and to make private equity and credit investments in partnership with a number of family offices. Prior to founding Tremson, Mr. Tuder held various investment positions at JHL Capital Group, a $3 billion multi-strategy hedge fund, KSA Capital Management, a deep value long/short equity fund, and CapitalSource Finance, where he was a Managing Director and Head of its Special Opportunity credit investment business. Mr. Tuder began his career as a private equity professional at Fortress Investment Group, where he underwrote and managed private equity investments for Fortress’ various investment vehicles; Nassau Capital, LLC, which managed the private assets of Princeton University’s Endowment; and ABS Capital Partners, a private equity firm affiliated with Alex. Brown & Sons. Mr. Tuder is currently a member of the Board of Directors of Inseego Corporation (NASDAQ: INSG and serves as a board advisor to various private companies. He previously served on the board of directors of Unico American (NASDAQ:UNAM). Mr. Tuder received a B.A. in English Literature from Yale College. Mr. Tuder also serves as Chief Executive Officer of Concord III.

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

Peter Ort serves on our board of directors. Mr. Ort is Head of Product at FS Investments and is a Partner at Cambium Capital. He previously co-founded CurAlea Associates and was a Managing Director at Goldman Sachs, where he was co- head of the Hedge Fund Strategies Group and also worked in the firm’s Private Equity Group and Financial Institutions Group in New York and Tokyo. Mr. Ort graduated from Duke University, obtained J.D. and M.B.A. degrees from New York University, is a member of the New York and New Jersey State Bars, and was a Fulbright Scholar in Japan. Mr. Ort also serves on the board of directors of Concord III.

Larry Leibowitz serves on our board of directors. Mr. Leibowitz is a finance and technology entrepreneur who specializes in business transformation and capital markets. Mr. Leibowitz is an Operating Partner of Atlas Merchant Capital, and Board Director of Enfusion Inc. (NYSE:ENFN), as well as Vice Chairman of XCHG Xpansiv, an intelligent commodities exchange focusing on renewable energy products, and is on the board of various other private companies in the data management, fintech, digital law, and site logistics businesses. Most recently, Mr. Leibowitz served as Chief Operating Officer, Head of Global Equities Markets and as a Member of the board of directors of NYSE Euronext, from 2007 to 2013. Prior to that, Mr. Leibowitz served as Chief Operating Officer of Americas Equities at UBS, Co-head of Schwab Soundview Capital Markets, and CEO of Redibook. Mr. Leibowitz was formerly a founding partner at Bunker Capital, and Managing Director and Head of Quantitative Trading and Equities technology at CS First Boston. Mr. Leibowitz also serves on the board of directors of Concord III.

Number and Terms of Office of Officers and Directors

Our board of directors consists of four members. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Peter Ort, expired at our first annual meeting of stockholders and Mr. Ort was re-elected as a Class I director. The term of office of the second class of directors, consisting of Larry Leibowitz, will expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of Bob Diamond and Henry Helgeson, will expire at our third annual meeting of stockholders.

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

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;
●the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●setting clear hiring policies for employees or former employees of the independent auditors;
●setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Peter Ort, Henry Helgeson and Larry Leibowitz. Henry Helgeson serves as chairman of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibilities of the compensation committee, including:

●reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;
●reviewing our executive compensation policies and plans;
●implementing and administering our incentive compensation equity-based remuneration plans;
●assisting management in complying with our proxy statement and annual report disclosure requirements;
●approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●producing a report on executive compensation to be included in our annual proxy statement; and
●reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;
●developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that for the year ended December 31, 2023 there were no delinquent filers.

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

Clawback Policy

On November 30, 2023, our board of directors adopted a clawback policy (the "Clawback Policy") permitting the Company to seek the recovery of incentive compensation received by any of the Company's current and former executive officers (as determined by the board in accordance with Section 10D of the Exchange Act and NYSE rules) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the board (collectively, the "Covered Executives"). The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the board. If the board cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement. Refer to Exhibit 97.1 of this Annual Report for the Company’s Clawback Policy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of February 29, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

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

	Number of		Percentage of
	Shares		Outstanding
	Beneficially		common
Name and Address of Beneficial Owner(1)	Owned		stock
Concord Sponsor Group II LLC(2)	6,458,490	(3)	29.8%
Periscope Capital Inc.(4)(11)	1,332,379		6.1%
Westchester Capital Management, LLC(5)(11)	1,325,604		6.1%
First Trust Capital Management L.P.(6)(11)	1,539,999		7.1%
Sculptor Capital LP (7)(11)	1,237,657		5.7%
Kepos Capital LP(8)(11)	1,425,000		6.6%
Bob Diamond		(9)	—
Jeff Tuder		(9)	—
Michele Cito		(9)	—
Henry Helgeson		(9)	—
Peter Ort	25,000	(10)	*
Larry Leibowitz	25,000	(10)	*
All directors and executive officers as a group (6 individuals)	50,000	(9)(10)	* %

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
(4)

Based on a Schedule 13G filed on February 9, 2022, by Periscope Capital Inc. (“Periscope”), a Canada corporation. The principal business office for Periscope is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

(5)

Based on a Schedule 13G filed on February 14, 2024, by Westchester Capital Management, LLC (“Westchester”), a Delaware limited liability company, Westchester Capital Partners, LLC (“WCP”), a Delaware limited liability company, Virtus Investment

Advisers, Inc. (“Virtus”), a Massachusetts corporation, and The Merger Fund (“MF”), a Massachusetts business trust. Virtus, a registered investment adviser, serves as the investment adviser to each of MF, The Merger Fund VL (“MF VL”), Virtus Westchester Event-Driven Fund (“EDF”) and Virtus Westchester Credit Event Fund (“CEF”).  Westchester, a registered investment adviser, serves as sub-advisor to each of MF, MF VL, EDF, CEF, JNL/Westchester Capital Event Driven Fund (“JNL”), JNL Multi-Manager Alternative Fund (“JARB”) and Principal Funds, Inc. – Global Multi-Strategy Fund (“PRIN”).  WCP, a registered investment adviser, serves as investment adviser to Westchester Capital Master Trust (“Master Trust”, together with MF, MF VL, EDF, CEF, JNL, JARB and PRIN, the “Funds”).  The Funds directly hold Common Stock of the Company for the benefit of the investors in those Funds.  Mr. Roy Behren and Mr. Michael T. Shannon each serve as Co-Presidents of Westchester and WCP. The principal business address for Westchester and WCP is 100 Summit Drive, Valhalla, NY 10595. The principal business address for Virtus is One Financial Plaza, Hartford, CT 06103. The principal business address for MF is 101 Munson Street, Greenfield, MA 01301-9683.

(6)

Based on a Schedule 13G/A filed on September 11, 2023, by First Trust Merger Arbitrage Fund (“VARBX”), a series of Investment Managers Series Trust II which is an investment company registered under the Investment Company Act of 1940, First Trust Capital Management L.P. (“FTCM”), an investment adviser registered with the SEC that provides investment advisory services to, among others, (i) series of Investment Managers Services Trust II, an investment company registered under the Investment Company Act of 1940, specifically VARBX and (ii) First Trust Alternative Opportunities Fund, an investment company registered under the Investment Company Act of 1940 and (iii) Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company (collectively, the “Client Accounts”), First Trust Capital Solutions L.P. (“FTCS”), a Delaware limited partnership and control person of FTCM, and FTCS Sub GP LLC (“Sub GP”), a Delaware limited liability company and control person of FTCM. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

(7)

Based on a Schedule 13G/A filed on February 14, 2023, by Sculptor Capital LP (“Sculptor”), a Delaware limited partnership, is the principal investment manager to a number of private funds and discretionary accounts (collectively, the “Accounts”). Sculptor Capital II LP (“Sculptor-II”), a Delaware limited partnership that is wholly owned by Sculptor, also serves as the investment manager to certain of the Accounts. The Common Stock reported in this Schedule 13G are held in the Accounts managed by Sculptor and Sculptor-II. Sculptor Capital Holding Corporation (“SCHC”), a Delaware corporation, serves as the general partner of Sculptor. Sculptor Capital Holding II LLC (“SCHC-II”), a Delaware limited liability company that is wholly owned by Sculptor, serves as the general partner of Sculptor-II. Sculptor Capital Management, Inc. (“SCU”), a Delaware limited liability company, is a holding company that is the sole shareholder of SCHC and the ultimate parent company of Sculptor and Sculptor-II. Sculptor Master Fund, Ltd. (“SCMF”) is a Cayman Islands company. Sculptor is the investment adviser to SCMF. Sculptor Special Funding, LP (“NRMD”) is a Cayman Islands exempted limited partnership that is wholly owned by SCMF. Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”) is a Cayman Islands company. Sculptor is the investment adviser to SCCO. Sculptor SC II LP (“NJGC”) is a Delaware limited partnership. Sculptor-II is the investment adviser to NJGC. The address of the principal business offices of Sculptor, Sculptor-II, SCHC, SCHC-II, SCU, SCMF, NRMD, SCCO and NJGC is 9 West 57 Street, 39 Floor, New York, NY 10019.

(8)

Based on a Schedule 13G filed on January 26, 2024, by Kepos Capital LP (the "Investment Manager"), a Delaware limited partnership, and the investment adviser to certain funds and accounts (the "Kepos Funds"), with respect to the shares of Class A Common Stock (as defined in Item 2(d) below) directly held by the Kepos Funds; and Mr. Mark Carhart ("Mr. Carhart"), the managing member of Kepos Capital GP LLC, the general partner of the Investment Manager, with respect to the shares of Class A Common Stock directly held by the Kepos Funds. The Investment Manager is a Delaware limited partnership.  Mr. Carhart is a citizen of the United States. The address of the business office of each of the Reporting Persons is 11 Times Square, 35th Floor, New York, New York 10036.

(9)	Does not include certain shares indirectly owned by this individual as a result of his or her membership interest in our sponsor.
(10)	Interests shown consist of shares of Class B common stock.
(11)

Number of shares beneficially owned does not include the impact of any redemptions or dispositions that occurred subsequent to the Schedule 13G filing. As such, the shares and percentages may not represent the current voting interest in Concord II.

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

Our sponsors and two anchor investors have purchased an aggregate of 5,401,300 private placement warrants at a price of $1.50 per warrant, for an aggregate purchase price of $8,101,950. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the founder shares or placement warrants, which will expire worthless if we do not consummate a business combination by June 3, 2024, or during an Extension Period. Among the private placement warrants, 4,614,779 warrants were purchased by our sponsor and/or its designees, 636,521 warrants were purchased by CA2 Co-Investment and/or its designees and 75,000 warrants each were purchased by two of our anchor investors.

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

We have entered into an Administrative Services Agreement pursuant to which we will also pay an affiliate of our sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. As of December 31, 2023, we have paid an aggregate amount of $560,000 for such fees pursuant to the Administrative Service Agreement.

Our sponsors, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all material payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf. As of December 31, 2023, the Company had an outstanding balance due to the affiliate of the Sponsor of $750.

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

On May 3, 2022, the Sponsor agreed to loan us up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. At December 31, 2023, no amounts related to the loan were outstanding.

In August 2023, the Company and the Sponsor entered into Non-Redemption Agreements with a number of the Company’s stockholders in exchange for them agreeing not to redeem the Non-Redeemed Shares in connection with the special meeting of stockholders called by the Company and held on August 29, 2023. In exchange for the foregoing commitments not to redeem such shares, the Company has agreed to allocate to such investors an aggregate of 2,326,496 shares of Class A Common Stock and the Sponsor has agreed to surrender and forfeit to the Company for no consideration, a number of shares of Class B common stock, par value $0.0001 per share, of the Company equal to the number of Promote Shares upon closing of the initial business combination.

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

We have entered into a letter agreement with our initial stockholders, officers and directors pursuant to which (x) they have agreed to waive: (1) their redemption rights with respect to any founder shares, the private placement shares and public shares held by them, as applicable, in connection with the completion of our initial business combination; (2) their redemption rights with respect to any founder shares, the private placement shares and public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within 24 months from the closing of the offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) their rights to liquidating distributions from the Trust Account with respect to any founder shares and private placement shares they hold if we fail to complete our initial business combination within 24 months from the closing of the offering or during any Extension Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame), and (y) the founder shares are subject to certain transfer restrictions, as described under “Description of Securities — Founder Shares”We have entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans and the shares (and any shares of common stock issuable upon the exercise of the private placement warrants or warrants issued upon conversion of working capital loans).

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. There will be no finder’s fees, reimbursements or cash payments made by us to our sponsors, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our initial public offering and the sale of the private placement units held in the Trust Account prior to the completion of our initial business combination:

●repayment of an aggregate of up to $200,000 in loans made to us by our sponsors to cover offering-related and organizational expenses;
●payment to an affiliate of our sponsor of a total of $20,000 per month, continuing until the earlier of the consummation of an initial business combination or liquidation, for office space, administrative and support services;
●reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;
●payment to the underwriters of their underwriting discount, deferred underwriting commissions, fees for any financial advisory, placement agency or other similar investment banking services the underwriters may provide to our company in the future, and reimbursement of the underwriters for any out-of-pocket expenses incurred by it in connection with the performance of such services; and
●repayment of loans which may be made by our sponsors, an affiliate of our sponsors or our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender and up to $350,000 of such loans are non-interest bearing, unsecured, are not convertible into warrants or any other securities, and due at the closing of a business combination.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and quarterly reviews and services that are normally provided by Marcum in connection with regulatory filings. For the years ended December 31, 2023 and 2022, fees for our independent registered public accounting firm were $78,280 and $65,460 for the services Marcum performed in connection with the quarterly reviews of our unaudited interim financial information included in Form 10-Q and the audit of our December 31, 2023 financial statements included in this report.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees”. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2023 and 2022, we did not pay Marcum fees for audit-related fees.

Tax Fees. During the years ended December 31, 2023 and 2022, we paid Marcum $10,815 and $6,798, respectively, for Federal and State tax compliance services and tax return preparation.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated herein by reference:

(1)	Financial Statements

(2)	Financial Statements Schedule

None

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Concord Acquisition Corp II, dated August 29, 2023.
3.3(2)	Bylaws.
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Class A Common Stock Certificate.
4.3(2)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated August 31, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
4.5(3)	Description of Securities of the Registrant.
10.1(2)	Amended and Restated Promissory Note, dated August 10, 2021, issued to our sponsor.
10.2(2)	Securities Subscription Agreement, dated March 1, 2021, between the Registrant and our sponsor.
10.3(1)	Letter Agreement, dated December 7, 2020, among the Company, our sponsor, CA2 Co-Investment LLC and each of the executive officers, directors and initial stockholders of the Company.
10.4(1)	Investment Management Trust Agreement, dated August 31, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
10.5(1)	Registration Rights Agreement, dated August 31, 2021, among the Company, our sponsor and certain securityholders.
10.6(1)	Form of Private Placement Warrants Subscription Agreement.
10.7(1)	Form of Indemnity Agreement.
10.8(1)	Underwriting Agreement, dated August 31, 2021, by and among the Company, Citigroup Global Markets Inc. and Cowen and Company, LLC.
10.9(5)	Form of Non-Redemption Agreement and Assignment of Economic Interest
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1	Clawback Policy
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Document
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2021.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-254788), filed with the SEC on March 26, 2021, as amended.
(3)	Incorporated by reference to an exhibit to the Registrant’s Form 10-K, filed with the SEC on March 11, 2022.
(4)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K, filed with the SEC on September 5, 2023.
(5)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K, filed with the SEC on August 23, 2023.

ITEM 16. FORM 10-K SUMMARY

None

CONCORD ACQUISITION CORP II

INDEX TO FINANCIAL STATEMENTS

December 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Concord Acquisition Corp II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Concord Acquisition Corp II (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses on or before June 3, 2024. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund further business operations prior to June 3, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and lacks the capital resources needed to fund operations even if the deadline to complete a business combination was postponed to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Philadelphia, Pennsylvania

March 1, 2024

CONCORD ACQUISITION CORP II

BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Cash	$363,225	$1,081,413
Income tax receivable	3,211	—
Prepaid expenses	10,680	291,527
Total Current Assets	377,116	1,372,940
Marketable securities and cash held in Trust Account	153,928,848	283,479,610
Total Assets	$154,305,964	$284,852,550

Liabilities and Stockholders' Deficit
Due to related party	$750	$12,178
Accrued income taxes	—	385,364
Accounts payable and accrued expenses	1,160,614	107,556
Excise tax payable	1,360,357	—
Total Current Liabilities	2,521,721	505,098
Warrant liability	1,930,756	1,705,243
Deferred underwriters’ commission	4,127,237	9,803,413
Total Liabilities	8,579,714	12,013,754

Commitments and Contingencies

Common stock subject to possible redemption, 14,699,019 and 28,009,750 shares at redemption value of $10.47 and $10.10 at December 31, 2023 and 2022, respectively	153,932,010	283,033,156

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding, excluding 14,699,019 and 28,009,750 shares subject to possible redemption at December 31, 2023 and 2022, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,002,438 shares issued and outstanding	700	700
Additional paid-in capital	—	—
Accumulated deficit	(8,206,460)	(10,195,060)
Total Stockholders’ Deficit	(8,205,760)	(10,194,360)
Total Liabilities and Stockholders’ Deficit	$154,305,964	$284,852,550

The accompanying notes are an integral part of these financial statements.

CONCORD ACQUISITION CORP II

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Operating costs	$2,307,883	$1,161,679
Loss from operations	(2,307,883)	(1,161,679)

Other income (loss):
Income from investments held in Trust Account	11,203,460	4,052,237
Recovery of offering costs attributable to warrants	595,921	—
Other income	6,126	—
Change in fair value of warrant liability	(225,513)	12,410,693
Total other income, net	11,579,994	16,462,930

Income before provision for income taxes	9,272,111	15,301,251
Provision for income taxes	(2,312,003)	(780,364)
Net income	$6,960,108	$14,520,887

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	23,743,023	28,009,750
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.23	$0.41

Basic and diluted weighted average shares outstanding, Class B common stock	7,002,438	7,002,438
Basic and diluted net income per share, Class B common stock	$0.23	$0.41

The accompanying notes are an integral part of these financial statements.

CONCORD ACQUISITION CORP II

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

			Class A		Class B
	Preferred Stock		Common Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	—	$—	7,002,438	$700	$—	$(21,780,291)	$(21,779,591)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(2,935,656)	(2,935,656)
Net income	—	—	—	—	—	—	—	14,520,887	14,520,887
Balance as of December 31, 2022	—	—	—	—	7,002,438	700	—	(10,195,060)	(10,194,360)
Contribution - non-redemption agreements	—	—	—	—	—	—	1,143,605	—	1,143,605
Fair value of stockholder non-redemption agreements	—	—	—	—	—	—	(1,143,605)	—	(1,143,605)
Waiver of Deferred Underwriters’ Commission	—	—	—	—	—	—	—	5,080,255	5,080,255
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	—	—	(1,360,357)	(1,360,357)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(8,691,406)	(8,691,406)
Net income	—	—	—	—	—	—	—	6,960,108	6,960,108
Balance as of December 31, 2023	—	$—	—	$—	7,002,438	$700	$—	$(8,206,460)	$(8,205,760)

The accompanying notes are an integral part of these financial statements.

Concord Acquisition Corp II

Statements of Cash Flows

	Year ended	Year ended
	December 31,	December 31,
	2023	2022

Cash flows from operating activities:
Net income	$6,960,108	$14,520,887
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(11,203,460)	(4,052,237)
Recovery of offering costs attributable to warrants	(595,921)	—
Changes in fair value of warrant liability	225,513	(12,410,693)
Changes in operating assets and liabilities:
Prepaid expenses	280,847	362,686
Due to related party	(11,428)	9,451
Accrued income taxes and income taxes receivable	(388,575)	385,364
Accounts payable and accrued expenses	1,053,058	(204,902)
Net cash used in operating activities	(3,679,858)	(1,389,444)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemptions	137,792,552	—
Amounts withdrawn from Trust Account to pay taxes	2,961,670	707,658
Net cash provided by investing activities	140,754,222	707,658

Cash flows from financing activities:
Redemption of Common Stock	(137,792,552)	—
Net cash used in financing activities	(137,792,552)	—

Net change in cash	(718,188)	(681,786)
Cash, beginning of the year	1,081,413	1,763,199
Cash, end of the year	$363,225	$1,081,413

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Increase in redemption value of shares subject to possible redemption	$8,691,406	$2,935,656
Waiver of deferred underwriters’ commission	$5,080,255	$—
Excise tax payable attributable to redemption of common stock	$1,360,357	$—
Non-cash contribution - non-redemption agreements	$1,143,605	$—
Other supplemental cash flow information:
Federal income tax paid	$2,700,578	$395,000

The accompanying notes are an integral part of these financial statements.

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

As of December 31, 2023, the Company had not commenced any operations. All activity since February 18, 2021 (inception) through December 31, 2023, relates to the Company’s formation, the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the change in the fair value of warrant liability.

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

Simultaneously with the closing of the IPO, the Company consummated the private placement of 4,262,121 warrants to the Sponsor, 587,879 warrants to CA2 Co-Investment, and 75,000 warrants each to two of the Anchor Investors (together, the “Private Warrants”), each at a price of $1.50 per Private Warrant, generating gross proceeds of $7,500,000.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriters’ commission held and taxes payable on the income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Initial Public Offering, an aggregate of $10.00 per Unit sold in the Initial Public Offering, including the proceeds of the sale of the Private Placement Warrants, was held in a trust account (“Trust Account”) and was invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Account that may be released to the Company as described below, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (1) the completion of the initial Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to provide for the redemption of the public shares in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination on or before June 3, 2024, or during any extended time that the Company has to consummate a Business Combination beyond 24 months as a result of a stockholder vote to amend the Company’s amended and restated certificate of incorporation (an “Extension Period”), (as discussed below) or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of all of the public shares if the Company has not completed the initial Business Combination on or before June 3, 2024, or during any Extension Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a stockholder meeting called to approve the Business Combination; or (2) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations. As of December 31, 2023, the amount in the Trust Account redeemable by common stockholders is approximately $10.47 per public share.

The shares of common stock subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”. In such case, the Company will proceed with a Business Combination, among other things, if the Company seeks stockholder approval, and a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

In August 2023, the Company and the Sponsor entered into Non-Redemption Agreements with a number of the Company’s stockholders (“NRA Investors”) in exchange for them agreeing not to redeem shares of the Company’s Class A common stock sold in the IPO (the “Non-Redeemed Shares”) in connection with the special meeting of stockholders called by the Company and held on August 29, 2023 (described below). In exchange for the foregoing commitments not to redeem such shares, the Company has agreed to allocate to such investors an aggregate of 2,326,496 shares of Class A Common Stock (the “Promote Shares”) and the Sponsor has agreed to surrender and forfeit to the Company for no consideration, a number of shares of Class B common stock, par value $0.0001 per share, of the Company equal to the number of Promote Shares upon closing of the initial Business Combination.

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

The Company’s initial stockholders, officers and directors have agreed not to transfer, assign or sell, except to permitted transferees, any Founder Shares held by them until the earlier to occur of: (1) one year after the completion of the initial Business Combination; or

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

(2) subsequent to the initial Business Combination, (x) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property or (y) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination. Any permitted transferees would be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares (the “Lock-up”).

Initial Business Combination

The Company will have until June 3, 2024, or during any Extension Period, (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within such period or during any additional Extension Period (as defined below), the Company will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to their warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

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

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Liquidity and Going Concern Consideration

As of December 31, 2023, the Company had cash of $363,225 held outside of the Trust Account and available for working capital purposes. Further, investment income on the funds held in the Trust Account may be released to the Company to pay taxes (excluding excise taxes) and up to $100,000 to pay dissolution expenses. During the year ended December 31, 2023, the Company withdrew $2,961,670 from the Trust Account for the payment of franchise and income taxes, and $137,792,552 from the Trust Account in connection with redemptions.

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

The Company has until June 3, 2024, or during any Extension Period, to consummate a Business Combination. If a Business Combination is not consummated by this date, or during any extended time that the Company has to consummate a Business Combination as a result of a stockholder vote to amend the Company’s amended and restated certificate of incorporation, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before June 3, 2024, or during any Extension Period, it is uncertain whether the Company will be able to consummate a Business Combination by this time. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, Management has determined that the mandatory liquidation, should a Business Combination not occur and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate its business prior to a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts and classification of assets or liabilities should the Company be required to liquidate after June 3, 2024, or during any Extension Period.

Risks and Uncertainties

The continuing military conflict between the Russian Federation and Ukraine, the military action between Hamas and Israel and the risk of escalations of other military conflicts have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, cash flows and a search for a target company is not determinable as of the date of these financial statements.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022, respectively.

Marketable Securities and Cash Held in Trust Account

As of December 31, 2023 and 2022, investments held in Trust Account consisted of interest bearing demand deposits and mutual funds that invest primarily in U.S. government securities, respectively, and generally have a readily determinable fair value. Such securities and investments in mutual funds are presented on the balance sheets at fair value at the end of the reporting period. Interest, dividends, gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

During the year ended December 31, 2022, the Trust Account held U.S. Treasury securities classified as held-to-maturity in accordance with ASC Topic 320, “Investments — Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet.

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

For held-to-maturity securities, premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the income from investments held in Trust Account line item in the statements of operations. Accretion of the discounts amounted to $254,626 for the year ended December 31, 2022. All U.S. Treasury securities held in 2022 matured during the year ended December 31, 2022.

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2023 and 2022, the Company has not experienced losses on this account.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SAB Topic 5A-“Expenses of Offering”. Offering costs consist of legal, accounting, underwriting discount and other costs that are directly related to the IPO. Accordingly, offering costs were initially charged to stockholders’ equity (consisting of underwriting discount, deferred underwriters’ commission, and other offering costs offset by offering costs attributable to the warrant liability and recorded in the statement of operations). The Company adopted the residual method to allocate the gross proceeds between Class A common stock and warrants based on their relative fair values.

Deferred Underwriters’ Commission

The Company complies with ASC 405, “Liabilities” and derecognized the deferred underwriting commission liability upon being released of the obligation by the underwriters. Upon the IPO, the Company accounted for the deferred underwriter’s commission as an offering cost. To account for the waiver of the deferred underwriting commission, the Company reduced the deferred underwriter commission liability and reversed the previously recorded cost of issuing the instruments in the IPO, which included recognizing a contra-expense in the amount previously allocated to liability classified warrants and expensed upon the IPO, and reduced the accumulated deficit and increased income available to Class B common stock, which was previously allocated to the Class A common stock subject to redemption and accretion recognized at the IPO date.

Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity”. Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of Class A common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in-capital (to the extent available) and accumulated deficit. During the year ended December 31, 2023, the Company recorded an increase in the redemption value of $8,691,406 as a result of earnings on the Trust Account that exceed amounts payable for taxes. During the year ended December 31, 2023, $2,961,670 was withdrawn by the Company from the Trust Account to pay its tax obligations and $137,792,552 was withdrawn by the Company from the Trust Account in connection with the redemption of 13,310,731 class A shares. During the year ended December 31, 2022, the Company recorded an increase in the redemption value of $2,935,656 as a result of earnings on the Trust Account that exceed amounts payable for taxes. During the year ended December 31, 2022, $707,658 was withdrawn by the Company from the Trust Account to pay its tax obligations there were no withdrawals from the Trust Account for the payment of redemptions.

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

For the years ended December 31, 2023 and 2022, the changes in Class A common stock subject to possible redemption are as follows:

Class A common stock subject to possible redemption

	Shares	Amount
January 1, 2022	28,009,750	$280,097,500
Plus:
Increase in redemption value of shares subject to possible redemption	—	2,935,656
December 31, 2022	28,009,750	$283,033,156

January 1, 2023	28,009,750	$283,033,156
Less:
Redemptions	(13,310,731)	(137,792,552)
Plus:
Increase in redemption value of shares subject to possible redemption	—	8,691,406
December 31, 2023	14,699,019	$153,932,010

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

Stock-Based Compensation

The sale or transfers of the Founder Shares to members of the Company’s board of directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of December 31, 2023 and for all prior periods, the Company determined that a Business Combination is not considered probable until the business combination is completed, and therefore, no stock-based compensation expense has been recognized.

Warrant Liability

The Company accounts for the 14,737,883 warrants issued in connection with the Initial Public Offering (the 9,336,583 Public Warrants and the 5,401,300 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40, “Contracts in Entity’s Own Equity”. Such guidance provides that because the warrants do not meet the criteria for equity classification thereunder, each warrant must be classified as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IRA applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs in connection with a Business Combination may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with a Business Combination, (ii) the timing, nature and amount of the equity issued in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination. For the years ended December 31, 2023 and 2022, the Company has recognized $1,360,357 and $0, respectively, in excise tax payable related to share redemptions. In accordance with ASC 340-10-S99-1, the liability does not impact the condensed statements of operations and is offset against accumulated deficit because additional paid-in capital is not available.

Because the Company did not complete a Business Combination by December 31, 2023, any additional redemption or other repurchase that occurs in connection with an initial Business Combination may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the nature and amount of the equity issued in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury.

Net Income Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net income per common share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants would be anti-dilutive. At December 31, 2023 and 2022, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. When applying the two-class method for determining net income per share, the Company has elected to exclude remeasurement associated with the redeemable shares of Class A common stock to redemption value as the redemption value is not in excess of fair value.

For the years ended December 31, 2023 and 2022, net income per common share is as follows:

	Year ended		Year ended
	December 31,		December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$5,374,907	$1,585,201	$11,616,709	$2,904,178

Denominator
Diluted weighted-average shares outstanding	23,743,023	7,002,438	28,009,750	7,002,438

Basic and diluted net income per share	$0.23	$0.23	$0.41	$0.41

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Non-Redemption Agreements

In relation to the Non-Redemption Agreements discussed in Note 1, the Company estimated the aggregate fair value of the shares attributable to the Non-Redeeming Shareholders to be $1,143,605 or $0.49 per share. The Company complies with the requirements of SEC Staff Accounting Bulletin (“SAB”) Topic 5(A) – “Expenses of Offering” and SAB Topic 5(T): Miscellaneous Accounting – Accounting for Expenses or Liabilities Paid by Principal Stockholder(s). As such, the value of Promote Shares assigned to the NRA Investors is recognized as offering costs and charged to stockholders’ deficit. The value of the Class B common stock forfeited by the Sponsors is reported as an increase to stockholders’ deficit.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company does not believe adoption of ASU 2020-06 will have a significant impact on its financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3. RELATED PARTY TRANSACTIONS

Founder Shares

On March 1, 2021, the Sponsors paid $25,000 in exchange for Class B common stock and transferred an aggregate of 75,000 Founder Shares to three members of the board of directors (each received 25,000 Founder Shares). At December 31, 2023 and 2022 there were 7,002,438 Founder Shares outstanding.

The Company’s initial stockholders, officers and directors have agreed not to transfer, assign or sell, except to permitted transferees,  any Founder Shares held by them until the earlier to occur of: (1) one year after the completion of the initial Business Combination; and (2) subsequent to the initial Business Combination, (x) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property or (y) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination. Any permitted transferees would be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares (the “Lock-up”).

Promissory Note — Related Party

On May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. The Company had not borrowed any amount under the promissory note. There was no balance outstanding as of December 31, 2023 or December 31, 2022.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

(the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsors. As of December 31, 2023 and 2022, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recognized an expense of $240,000 for the administrative service fee for both years ended December 31, 2023 and 2022 which is included in operating costs on the statements of operations. As of December 31, 2023 and 2022, the Company had no outstanding balance due to the affiliate of the Sponsor related to the administrative service fee.

Due to Related Party

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of December 31, 2023 and 2022, the Company had an outstanding balance due to the affiliate of the Sponsor of $750 and $12,178, respectively. The amount is included in due to related party on the balance sheets and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

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

Capital Markets Advisor Agreement

On August 21, 2023, the Company engaged a capital markets advisor in connection with seeking an extension for completing a Business Combination, a possible acquisition of a third party by merger, consolidation, acquisition of stock or assets or other business combination, and as a placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities. The Company agreed to pay the capital markets advisor a transaction fee in connection with the services provided, payable upon and subject to the Company’s consummation of an initial business combination (“Capital Markets Advisor Fee”). The fee consists of a fixed and determinable portion and a variable portion contingent upon certain future events expected to take place upon completion of a Business Combination. As of December 31, 2023, $1,000,000 was accrued for the fee as the amount was fixed and determinable. These costs may be paid for using the proceeds of the cash available once a Business Combination is complete.

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Expenses Contingent on the Closing of a Business Combination

As of December 31, 2023 and 2022, the Company has incurred approximately $1,065,000 and $38,000, respectively, in fees contingent on the closing of a business combination. These costs may be paid for using the proceeds of the cash available once the business combination is complete. The amounts are included in accounts payable and accrued expenses on the balance sheets.

Deferred Underwriters’ Commission

The underwriters were entitled to a deferred underwriters’ commission of 3.5% of the gross proceeds of the IPO, or $9,803,413 in the aggregate upon the completion of the Company’s initial Business Combination. In December 2023, one of the underwriters waived any right to receive the deferred underwriters’ commission and will therefore receive no additional underwriting commissions in connection with the closing of a Business Combination. The Company considers the deferred underwriters’ commission an offering costs. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Upon the waiver of these offering costs, a portion of these offering costs were recorded to the statement of operations and to stockholders’ equity. As a result of the waived deferred underwriters’ commission, the Company recognized $595,921 of income, $5,080,255 was recorded to accumulated deficit and the deferred underwriters’ commission was reduced by $5,676,176.

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 0 shares of Class A common stock outstanding, excluding 14,699,019 and 28,009,750 shares of Class A common stock subject to possible redemption which are classified as temporary equity, respectively.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. Holders of the Class B common stock are entitled to one vote for each share. There were 7,002,438 shares of Class B common stock issued and outstanding as of December 31, 2023 and 2022. Pursuant to the Non-Redemption Agreements discussed in Note 1, 2,326,496 shares are subject to forfeiture upon consummation of the Company’s initial Business Combination.

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

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

NOTE 6. FAIR VALUE MEASUREMENTS

The following table presents fair value information as of December 31, 2023 and 2022, for the Company’s assets and liabilities that are accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		December 31,	December 31,
Assets	Level	2023	2022
Marketable securities held in Trust Account	1	$—	$283,479,610

		December 31,	December 31,
Liabilities:	Level	2023	2022
Warrant Liability – Public Warrants	(a)	$1,213,756	$1,080,243
Warrant Liability – Private Placement Warrants	3	$717,000	$625,000

(a)	Level 1 at December 31, 2023 and Level 2 at December 31, 2022

As of December 31, 2023, investments held in the Trust Account were held in an interest-bearing demand deposit account and at December 31, 2022, investments held in Trust Account consisted of mutual funds. Demand deposit accounts and mutual funds generally have a readily determinable fair value. Such investments in the Trust Account are presented on the balance sheets at fair value at the end the reporting period.

The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices at the close of market. At December 31, 2022, there was insufficient trading volume for the Company’s Public Warrants to be classified as Level 1 and, as a result, were classified as Level 2. At December 31, 2023, the Company determined there was sufficient trading activity to classify its Public Warrants as Level 1.

At December 31, 2023 and 2022, the Company used a Monte Carlo simulation model to value the Private Placement Warrants using unobservable inputs. Management utilizes significant judgment determining the values of these unobservable inputs. Significant deviations from these estimates and inputs could result in a material change in fair value. The key inputs used to determine the fair value of the Private Placement Warrants are classified within Level 3 of the fair value hierarchy.

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The key inputs into the valuation models used to value the Private Placement Warrants were as follows:

Input	December 31, 2023		December 31, 2022
Common stock price	$10.38		$9.95
Risk-free interest rate	3.81%		3.94%
Expected term in years	5.43	years	5.68	years
Expected volatility	7.244%		0.001%
Exercise price	$11.50		$11.50
Public warrant price	$0.13		$0.12

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

The following table provides a reconciliation of the Level 3 classified valuations, consisting of the Company’s Private Placement Warrants, for the years ended December 31, 2023 and 2022:

Changes in fair value of warrant liabilities measured with level 3:
January 1, 2022	$5,248,983
Change in fair value	(4,623,983)
December 31, 2022	$625,000

Changes in fair value of warrant liabilities measured with level 3:
January 1, 2023	$625,000
Change in fair value	92,000
December 31, 2023	$717,000

NOTE 7. INCOME TAXES

The Company’s net deferred tax assets are as follows:

	December 31, 2023	December 31, 2022
Deferred tax asset:
Organizational costs/startup expenses	$716,326	$273,681
Federal net operating loss carryforwards	—	—
Total deferred tax asset	716,326	273,681
Valuation allowance	(716,326)	(273,681)
Deferred tax asset, net of allowance	$—	$—

CONCORD ACQUISITION CORP II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The income tax provision consists of the following:

	Year ended	Year ended
	December 31,	December 31,
	2023	2022
Federal:
Current	$2,312,003	$780,364
Deferred	(442,645)	(173,347)

State:
Current	—	—
Deferred	—	—
Change in valuation allowance	442,645	173,347
Income tax provision	$2,312,003	$780,364

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, if any, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2023 and 2022, there was an increase in the valuation allowance of $442,645 and $173,347, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate, as a percentage of income before income taxes, is as follows:

	Year ended	Year ended
	December 31,	December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
Transaction costs	—	—%
Change in fair value of warrant liability	0.5%	(17.0)%
Recovery of offering costs attributable to warrants	(1.3)%	—%
Change in valuation allowance	4.8%	1.1%
Income tax provision	25.0%	5.1%

NOTE 8. SUBSEQUENT EVENTS

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

Concord Acquisition Corp II
Dated: March 1, 2024	By:	/s/ Jeff Tuder
Jeff Tuder
Chief Executive Officer

Dated: March 1, 2024	By:	/s/ Michele Cito
Michele Cito
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2024.

Signatures	Capacity in Which Signed

/s/ Bob Diamond	Chairman of the Board
Bob Diamond

/s/ Jeff Tuder	Chief Executive Officer
Jeff Tuder	(Principal Executive Officer)

/s/ Michele Cito	Chief Financial Officer
Michele Cito	(Principal Financial and Accounting Officer)

/s/ Henry Helgeson	Director
Henry Helgeson

/s/ Peter Ort	Director
Peter Ort

/s/ Larry Liebowitz	Director
Larry Liebowitz