Form 10-Q
period 2024-03-31
Concord Acquisition Corp II
filed 2024-05-03
CIK 1851959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, there were 14,699,019 shares of Class A common stock, par value $0.0001 per share, and 7,002,438 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CONCORD ACQUISITION CORP II

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

CONCORD ACQUISITION CORP II

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Cash	$74,568	$363,225
Income tax receivable	—	3,211
Prepaid expenses	70,712	10,680
Total Current Assets	145,280	377,116
Cash held in Trust Account	155,617,011	153,928,848
Total Assets	$155,762,291	$154,305,964

Liabilities and Stockholders’ Deficit
Due to related party	$61,670	$750
Accrued income taxes	340,811	—
Accounts payable and accrued expenses	1,216,286	1,160,614
Excise tax payable	1,360,357	1,360,357
Total Current Liabilities	2,979,124	2,521,721
Warrant liability	1,640,162	1,930,756
Capital Contribution Note, at fair value	600,000	—
Deferred underwriters’ commission	4,127,237	4,127,237
Total Liabilities	9,346,523	8,579,714

Commitments and Contingencies

Common stock subject to possible redemption, 14,699,019 shares at redemption value of $10.56 and $10.47 at March 31, 2024 and December 31, 2023, respectively	155,226,152	153,932,010

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding, excluding 14,699,019 shares subject to possible redemption at March 31, 2024 and December 31, 2023	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,002,438 shares issued and outstanding	700	700
Additional paid-in capital	—	—
Accumulated deficit	(8,811,084)	(8,206,460)
Total Stockholders’ Deficit	(8,810,384)	(8,205,760)
Total Liabilities and Stockholders’ Deficit	$155,762,291	$154,305,964

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Operating costs	$345,251	$294,974
Loss from operations	(345,251)	(294,974)

Other income (loss):
Other income	34	1,120
Income from investments held in Trust Account	1,688,163	3,007,475
Excess of fair value of Capital Contribution Note over initial principal balance at issuance	(600,000)	—
Change in fair value of warrant liability	290,594	667,682
Total other income, net	1,378,791	3,676,277

Income before provision for income taxes	1,033,540	3,381,303
Provision for income taxes	(344,022)	(621,294)
Net income	$689,518	$2,760,009

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	14,699,019	28,009,750
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.03	$0.08

Basic and diluted weighted average shares outstanding, Class B common stock	7,002,438	7,002,438
Basic and diluted net income per share, Class B common stock	$0.03	$0.08

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

			Class A		Class B		Additional
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	—	$—	—	$—	7,002,438	$700	$—	$(8,206,460)	$(8,205,760)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(1,294,142)	(1,294,142)
Net income	—	—	—	—	—	—	—	689,518	689,518
Balance as of March 31, 2024	—	$—	—	$—	7,002,438	$700	$—	$(8,811,084)	$(8,810,384)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

			Class A		Class B		Additional
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	—	$—	7,002,438	$700	$—	$(10,195,060)	$(10,194,360)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(2,336,130)	(2,336,130)
Net income	—	—	—	—	—	—	—	2,760,009	2,760,009
Balance as of March 31, 2023	—	$—	—	$—	7,002,438	$700	—	$(9,771,181)	$(9,770,481)

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three
	Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$689,518	$2,760,009
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(1,688,163)	(3,007,475)
Excess of fair value of Capital Contribution Note over initial principal balance at issuance	600,000	—
Changes in fair value of warrant liability	(290,594)	(667,682)
Changes in operating assets and liabilities:
Prepaid expenses	(60,032)	122,896
Due to related party	60,920	(10,772)
Accrued income taxes	344,022	621,294
Accounts payable and accrued expenses	55,672	14,360
Net cash used in operating activities	(288,657)	(167,370)

Cash Flows from Investing Activities:
Amounts withdrawn from Trust Account to pay taxes	—	61,042
Net cash provided by investing activities	—	61,042

Net change in cash	(288,657)	(106,328)
Cash, beginning of the period	363,225	1,081,413
Cash, end of the period	$74,568	$975,085

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Increase in redemption value of shares subject to possible redemption	$1,294,142	$2,336,130

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024, the Company had not commenced any operations. All activity since February 18, 2021 (inception) through March 31, 2024, relates to the Company’s formation, the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability and Capital Contribution Note (which is described in Note 2 – Capital Contribution Note).

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

Upon the closing of the Initial Public Offering, an aggregate of $10.00 per Unit sold in the Initial Public Offering, including the proceeds of the sale of the Private Placement Warrants, was held in a trust account (“Trust Account”) and was invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

conditions under Rule 2a-7 under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company as described below, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (1) the completion of the initial Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to provide for the redemption of the public shares in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination on or before June 3, 2024, or during any extended time that the Company has to consummate a Business Combination beyond 24 months as a result of a stockholder vote to amend the Company’s amended and restated certificate of incorporation (an “Extension Period”)” (as discussed below) or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of all of the public shares if the Company has not completed the initial Business Combination on or before June 3, 2024, or during any Extension Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a stockholder meeting called to approve the Business Combination; or (2) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations. As of March 31, 2024, the amount in the Trust Account redeemable by common stockholders is approximately $10.56 per public share.

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

In August 2023, the Company and the Sponsor entered into Non-Redemption Agreements with a number of the Company’s stockholders (“NRA Investors”) in exchange for them agreeing not to redeem shares of the Company’s Class A common stock sold in the IPO (the “Non-Redeemed Shares”) in connection with the special meeting of stockholders called by the Company and held on August 29, 2023 (described below). In exchange for the foregoing commitments not to redeem such shares, the Company has agreed to issue, or cause to be issued, to such investors an aggregate of 2,326,496 shares of Class A Common Stock (the “Promote Shares”) and the Sponsor has agreed to surrender and forfeit to the Company for no consideration, a number of shares of Class B common stock, par value $0.0001 per share, of the Company equal to the number of Promote Shares upon closing of the initial Business Combination.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

The Company’s initial stockholders, officers and directors have agreed not to transfer, assign or sell, except to permitted transferees, any Founder Shares held by them until the earlier to occur of: (1) one year after the completion of the initial Business Combination; or (2) subsequent to the initial Business Combination, (x) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property or (y) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination. Any permitted transferees would be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares (the “Lock-up”).

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Liquidity and Going Concern Consideration

As of March 31, 2024, the Company had cash of $74,568 held outside of the Trust Account and available for working capital purposes. Further, investment income on the funds held in the Trust Account may be released to the Company to pay taxes (excluding excise taxes) and up to $100,000 to pay dissolution expenses. On March 28, 2024, the Company entered into a subscription agreement (the “March Subscription Agreement”) with the Sponsor and the Capital Contribution Note Investor (see Note 6), pursuant to which the Capital Contribution Note Investor has agreed to provide up to $600,000 to the Sponsor and, subsequently, the Sponsor would loan the funds to the Company (the “Capital Contribution Note”) as discussed in Note 6. As of March 31, 2024, the Company had not received any funding under such note (see Note 6). On April 2, 2024, the Company received $150,000 under the Capital Contribution Note.

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

Risks and Uncertainties

The continuing military conflict between the Russian Federation and Ukraine, the military actions between Hamas and Israel and the risk of escalations of other military conflicts have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, cash flows and a search for a target company is not determinable as of the date of these financial statements.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 1, 2024, which contains the audited financial statements and notes thereto. The accompanying condensed balance sheet as of December 31, 2023, has been derived from those audited financial statements. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future interim periods.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023, respectively.

Cash Held in Trust Account

As of March 31, 2024 and December 31, 2023, funds held in Trust Account consisted of interest bearing demand deposits that generally have a readily determinable fair value. Such funds are presented on the condensed balance sheets at fair value at the end of the reporting period. Interest on the demand deposits is included in income from investments held in Trust Account in the accompanying condensed statements of operations.

During the three months ended March 31, 2023, investments held in Trust Account consisted of mutual funds that invest primarily in US government securities and generally have a readily determinable fair value. Interest, dividends, and gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying condensed statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2024 and December 31, 2023, the Company has not experienced losses on this account.

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

MARCH 31, 2024

(UNAUDITED)

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

For the three months ended March 31, 2024 and 2023, the changes in Class A common stock subject to possible redemption is as follows:

	Shares	Amount
January 1, 2023	28,009,750	$283,033,156
Plus:
Increase in redemption value of shares subject to possible redemption	—	2,336,130
March 31, 2023	28,009,750	$285,369,286

January 1, 2024	14,699,019	$153,932,010
Plus:
Increase in redemption value of shares subject to possible redemption	—	1,294,142
March 31, 2024	14,699,019	$155,226,152

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

Stock-Based Compensation

The sale or transfers of the Founder Shares to members of the Company’s board of directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of March 31, 2024 and for all prior periods, the Company determined that a Business Combination is not considered probable until the business combination is completed, and therefore, no stock-based compensation expense has been recognized.

Capital Contribution Note

The Company elected to account for the Capital Contribution Note entered into with an investor (the “Capital Contribution Note Investor”) and the Sponsor pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the Capital Contribution Note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Capital Contribution Note are recognized as non-cash gains or losses in the condensed statements of operations. The Company has determined that the fair value option better reflects the underlying economics of the Capital Contribution Note. The fair value of the Capital Contribution Note will include both the fair value of the 600,000 shares in consideration for the Capital Calls as described in Note 6 and the principal as of each reporting date. As such, the Capital Contribution Note was initially measured at $600,000 as of the issue date. The $600,000 excess of fair value of Capital Contribution Note over initial principal balance at issuance was recorded in the accompanying condensed statement of operations for the three months ended March 31, 2024. As of March 31, 2024, the fair value of the Capital Contribution Note was $600,000. For the three months ended March 31, 2024, the Company recognized no unrealized gain or loss on fair value changes of the Capital Contribution Note in the condensed statements of operations (See Note 6).

Warrant Liability

The Company accounts for the 14,737,883 warrants issued in connection with the Initial Public Offering (the 9,336,583 Public Warrants and the 5,401,300 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40, “Contracts in Entity’s Own Equity”. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be classified as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Non-Redemption Agreements

In August 2023, the Company and the Sponsor entered into Non-Redemption Agreements with a number of the Company’s stockholders in exchange for them agreeing not to redeem shares of the Company’s Class A common stock sold in the IPO (the “Non-Redeemed Shares”) in connection with the special meeting of stockholders called by the Company and held on August 29, 2023 (described below). In exchange for the foregoing commitments not to redeem such shares, the Company has agreed to issue, or cause to be issued, to such investors an aggregate of 2,326,496 shares of Class A Common Stock (the “Promote Shares”) and the Sponsor has agreed to surrender and forfeit to the Company for no consideration, a number of shares of Class B common stock, par value $0.0001 per share, of the Company equal to the number of Promote Shares upon closing of the initial Business Combination. The Company estimated the aggregate fair value of the shares attributable to the Investors to be $1,143,605 or $0.49 per share. The Company complies with the requirements of SEC Staff Accounting Bulletin (“SAB”) Topic 5(A) – “Expenses of Offering” and SAB Topic 5(T): Miscellaneous Accounting - Accounting for Expenses or Liabilities Paid by Principal Stockholder(s). As such, the value of Promote Shares assigned to the Investors are recognized as offering costs and charged to stockholders’ deficit. The value of the Class B common stock forfeited by the Sponsors is reported as an increase to stockholders’ deficit.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024 and 2023, primarily due to changes in fair value of the warrant liability, which are not currently recognized in taxable income, non-deductible start-up costs, excess of fair value of Capital Contribution Note over initial principal balance at issuance, and the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income or loss or the related tax provision or benefit but is otherwise able to make a reasonable estimate, the tax provision or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results through March 31, 2024 and 2023.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

Any redemption or other repurchase that occurs in connection with a Business Combination may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with a Business Combination, (ii) the timing, nature and amount of the equity issued in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination. At March 31, 2024 and December 31, 2023, there were $1,360,357 in excise taxes payable related to share redemptions during the year ended December 31, 2023, which occurred after March 31, 2023. In accordance with ASC 340-10-S99-1, the liability does not impact the condensed statements of operations and is offset against accumulated deficit because additional paid-in capital is not available.

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

Net Income Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net income per common share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants would be anti-dilutive. Additionally, the diluted net income per common share does not consider the effect of the shares issuable related to the Capital Contribution Note as these shares are contingent on the closing of a Business Combination and are anti-dilutive. When applying the two-class method for

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

determining net income per share, the Company has elected to exclude remeasurement associated with the redeemable shares of Class A common stock to redemption value as the redemption value is not in excess of fair value.

During the three months ended March 31, 2024 and 2023, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company.

For the three months ended March 31, 2024 and 2023, basic and diluted net income per common share is as follows:

	For the Three Months ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$467,030	$222,488	$2,208,007	$552,002

Denominator
Basic and diluted weighted-average shares outstanding	14,699,019	7,002,438	28,009,750	7,002,438

Basic and diluted net income per share	$0.03	$0.03	$0.08	$0.08

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 on January 1, 2024. The adoption of ASU 2023-09 has not had a material impact on the Company’s unaudited condensed financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3. RELATED PARTY TRANSACTIONS

Founder Shares

On March 1, 2021, the Sponsors paid $25,000 in exchange for Class B common stock and transferred an aggregate of 75,000 Founder Shares to three members of the board of directors (each received 25,000 Founder Shares). At March 31, 2024 and December 31, 2023, there were 7,002,438 Founder Shares outstanding.

The Company’s initial stockholders, officers and directors have agreed not to transfer, assign or sell, except to permitted transferees, any Founder Shares held by them until the earlier to occur of: (1) one year after the completion of the initial Business Combination; and

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

Promissory Note — Related Party

On May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. The Company has not borrowed any amount under the promissory note. There was no balance outstanding as of March 31, 2024 or December 31, 2023.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsors. As of March 31, 2024 and December 31, 2023, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recognized an expense of $60,000 for the administrative service fee for the three months ended March 31, 2024 and 2023, which is included in operating costs on the condensed statements of operations. As of March 31, 2024 and December 31, 2023, the Company had $60,000 and $0, respectively, outstanding due to the affiliate of the Sponsor related to the administrative service fee.

Due to Related Party

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of March 31, 2024 and December 31, 2023, the Company had an outstanding balance due to the affiliate of the Sponsor of $61,670 and $750, respectively (including $60,000 and $0, respectively, for the administrative service fee at March 31, 2024 and December 31, 2023, as noted above). The amount is included in due to related party on the condensed balance sheets and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

Capital Markets Advisor Agreement

On August 21, 2023, the Company engaged a capital markets advisor in connection with seeking an extension for completing a Business Combination, a possible acquisition of a third party by merger, consolidation, acquisition of stock or assets or other business combination, and as a placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities. The Company agreed to pay the capital markets advisor a transaction fee in connection with the services provided, payable upon and subject to the Company’s consummation of an initial business combination (“Capital Markets Advisor Fee”). The fee consists of a fixed and determinable portion and a variable portion contingent upon certain future events expected to take place upon completion of a Business Combination. As of March 31, 2024 and December 31, 2023, $1,000,000 was accrued for the fee as the amount was fixed and determinable. These costs may be paid for using the proceeds of the cash available once a Business Combination is complete.

Expenses Contingent on the Closing of a Business Combination

As of March 31, 2024 and December 31, 2023, the Company has incurred approximately $1,071,000 and $1,065,000, respectively, in fees contingent on the closing of a business combination. These costs may be paid for using the proceeds of the cash available once the business combination is complete. The amounts are included in accounts payable and accrued expenses on the condensed balance sheets.

Deferred Underwriters’ Commission

The underwriters were entitled to a deferred underwriters’ commission of 3.5% of the gross proceeds of the IPO, or $9,803,413 in the aggregate upon the completion of the Company’s initial Business Combination. In December 2023, one of the underwriters waived any right to receive the deferred underwriters’ commission and will therefore receive no additional underwriting commissions in connection with the closing of a Business Combination. The Company considers the deferred underwriters’ commission an offering costs. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Upon the waiver of these offering costs, a portion of these offering costs were recorded to the statement of operations and to stockholders’ equity. As a result of the waived deferred underwriters’ commission during the three months ended December 31, 2023, the Company recognized $595,921 of income; $5,080,255 was recorded to accumulated deficit and the deferred underwriters’ commission was reduced by $5,676,176.

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of March 31, 2024 and December 31, 2023, there were no shares of preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 0 shares of Class A common stock outstanding, excluding 14,699,019 shares of Class A common stock subject to possible redemption which are classified as temporary equity.

In association with the Company’s March Subscription Agreement with the Sponsor, the Company will issue 600,000 Class A common shares to the Capital Contribution Note Investor at the Closing of the Company’s initial Business Combination. The 600,000 Class A

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

common shares issued to the Capital Contribution Note Investor will have no redemption rights associated with them as they will be issued at the closing of a Business Combination.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. Holders of the Class B common stock are entitled to one vote for each share. There were 7,002,438 shares of Class B common stock issued and outstanding as of March 31, 2024 and December 31, 2023. Pursuant to the Non-Redemption Agreements discussed in Note 2, 2,326,496 shares are subject to forfeiture upon consummation of the Company’s initial Business Combination.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

NOTE 6. CAPITAL CONTRIBUTION NOTE

On March 28, 2024, the Company entered into the March Subscription Agreement with the Sponsor and the Capital Contribution Note Investor, pursuant to which the Sponsor sought to raise $600,000 to provide working capital to the Company. The Company will request funds from the Sponsor for working capital purposes (“Drawdown Request”). Upon at least five (5) calendar days’ prior written notice, the Sponsor may request a drawdown in order to meet the Sponsor’s commitment to the SPAC under a Drawdown Request (“Capital Call”). In consideration of the March Subscription Agreement, the Company will issue 600,000 Class A common shares to the Capital Contribution Note Investor at the Closing. Any amounts funded by the Sponsor to the Company under a Drawdown Request shall not accrue interest and shall be promptly repaid by the Company to the Sponsor upon the closing of an initial Business Combination. Following receipt of such sums from the Company, and in any event within five (5) business days of the

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

closing of an initial Business Combination, the Sponsor or the Company shall pay the Capital Contribution Note Investor an amount equal to Capital Calls funded under the March Subscription Agreement (the “Business Combination Payment”). The Company and Sponsor are jointly and severally obligated to make the Business Combination Payment to the Capital Contribution Note Investor. The Capital Contribution Note Investor may elect at the closing of an initial Business Combination to receive such Business Combination Payment in cash or Class A common stock at a rate of one share of Class A common stock for each $10.00 of the Capital Calls funded under the March Subscription Agreement. If the Company liquidates without consummating a Business Combination, any amounts remaining in the Sponsor’s or the Company’s cash accounts (excluding any amounts in the Trust Account) after paying any outstanding third party invoices will be paid to the Capital Contribution Note Investor within ten (10) days of the liquidation.

The Company classified the Capital Contribution Note as a liability and elected the fair value option, and records changes in fair value at each reporting period in the statement of operations. The fair value of the Capital Contribution Note will include both the fair value of the 600,000 shares in consideration for the Capital Calls and the principal as of each reporting date. As of March 31, 2024, none of the $600,000 funding was received under the Capital Contribution Note. The initial fair value of the Capital Contribution Note was $600,000. The difference of $600,000, between the $0 initial principal balance and the initial fair value of $600,000, was recorded as excess of fair value of Capital Contribution Note over initial principal balance at issuance in the accompanying condensed statement of operations for the three months ended March 31, 2024. As of March 31, 2024, the Capital Contribution Note was presented at its fair value of $600,000 on the accompanying condensed balance sheets (see Note 7). On April 2, 2024, the Company drew $150,000 on the March Subscription Agreement.

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents fair value information as of March 31, 2024 and December 31, 2023, for the Company’s assets and liabilities that are accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		March 31,	December 31,
Liabilities:	Level	2024	2023
Warrant Liability – Public Warrants	(a)	$1,039,162	$1,213,756
Warrant Liability – Private Placement Warrants	3	$601,000	$717,000
Capital Contribution Note	3	$600,000	$—
(a)	Level 2 at March 31, 2024 and Level 1 at December 31, 2023

As of March 31, 2024 and December 31, 2023, investments held in the Trust Account were held in an interest-bearing demand deposit account. Such investments in the Trust Account are presented on the condensed balance sheets at fair value.

The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices at the close of market. At March 31, 2024, there was insufficient trading volume for the Company’s Public Warrants to be classified as Level 1 and, as a result, were classified as Level 2. At December 31, 2023, the Company determined there was sufficient trading activity to classify its Public Warrants as Level 1.

At March 31, 2024 and December 31, 2023, the Company used a Monte Carlo simulation model to value the Private Placement Warrants using unobservable inputs. Management utilizes significant judgment to determine the values of these unobservable inputs.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Significant deviations from these estimates and inputs could result in a material change in fair value. The key inputs used to determine the fair value of the Private Placement Warrants are classified within Level 3 of the fair value hierarchy.

The key inputs into the valuation models used to value the Private Placement Warrants were as follows:

Input	March 31, 2024		December 31, 2023
Common stock price	$10.52		$10.38
Risk-free interest rate	4.16%		3.81%
Expected term in years	5.43	years	5.43	years
Expected volatility	0.001%		7.244%
Exercise price	$11.50		$11.50
Public warrant price	$0.11		$0.13

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

The Capital Contribution Note is measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed statements of operations. Valuation of the Capital Contribution Note was determined using a Probability Weighted Expected Return Method (“PWERM”) and classified as a Level 3 valuation. The PWERM is a multistep process in which value is estimated based on the probability -weighted present value of various future outcomes.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our financial liabilities classified as Level 3 for the period ended March 31, 2024 and March 31, 2023:

	Capital Contribution	Private Placement
	Note	Warrants
Changes in fair value of financial liabilities measured with level 3:
December 31, 2023	$—	$717,000
Initial value of the Capital Contribution Note	600,000	—
Change in fair value	—	(116,000)
March 31, 2024	$600,000	$601,000

		Private Placement
		Warrants
Changes in fair value of financial liabilities measured with level 3:
December 31, 2022		$625,000
Change in fair value		(241,000)
March 31, 2023		$384,000

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than noted above, that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Recent Developments

In August 2023, the Company and the Sponsor entered into Non-Redemption Agreements with a number of the Company’s stockholders in exchange for them agreeing not to redeem shares of the Company’s Class A common stock sold in the IPO (the “Non-Redeemed Shares”) in connection with the special meeting of stockholders called by the Company and held on August 29, 2023 (described below). In exchange for the foregoing commitments not to redeem such shares, the Company has agreed to issue, or cause to be issued, to such investors an aggregate of 2,326,496 shares of Class A Common Stock (the “Promote Shares”) and the Sponsor has agreed to surrender and forfeit to the Company for no consideration, a number of shares of Class B common stock, par value $0.0001 per share, of the Company equal to the number of Promote Shares upon closing of the initial business combination.

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

The underwriters were entitled to a deferred underwriters’ commission of 3.5% of the gross proceeds of the IPO, or $9,803,413 in the aggregate (including the commission related to the underwriters’ exercise of the over-allotment option) upon the completion of the Company’s initial Business Combination. In December 2023, one of the underwriters waived any right to receive the deferred underwriters’ commission and will therefore receive no additional underwriting commissions in connection with the closing of a Business Combination. As a result of the waived deferred underwriters’ commission during the three months ended December 31, 2023, the Company recognized $595,921 of income, $5,080,255 was recorded to accumulated deficit and the deferred underwriters’ commission was reduced by $5,676,176 in relation to the waiver of the deferred underwriters’ commission.

On March 28, 2024, we entered into a subscription agreement (the “March Subscription Agreement”) with the Sponsor and an investor (the “Capital Contribution Note Investor”), pursuant to which the Capital Contribution Note Investor has agreed to provide $600,000 to the Company under a note (the “Capital Contribution Note”) as discussed in Note 6. As of March 31, 2024, the Company had not received any funding under such note. On April 2, 2024, the Company drew $150,000 on the March Subscription Agreement.

The Sponsor may make a request of funds from the Capital Contribution Note Investor (Capital Call(s)”) and in consideration of the March Subscription Agreement, the Company will issue 600,000 Class A common shares to the Capital Contribution Note Investor at the Closing. Any amounts funded by the Sponsor to the Company under a Drawdown Request shall not accrue interest and shall be promptly repaid by the Company to the Sponsor upon the closing of an initial Business Combination. Following receipt of such sums from the Company, and in any event within five (5) business days of the closing of an initial Business Combination, the Sponsor or the Company shall pay the Capital Contribution Note Investor an amount equal to Capital Calls funded under the March Subscription Agreement (the “Business Combination Payment”). The Company and Sponsor are jointly and severally obligated to make the Business Combination Payment to the Capital Contribution Note Investor. The Capital Contribution Note Investor may elect at the closing of an initial Business Combination to receive such Business Combination Payment in cash or Class A common stock at a rate of one Class A common stock for each $10.00 of the Capital Calls funded under the March Subscription Agreement. If the Company liquidates without consummating a Business Combination, any amounts remaining in the Sponsor’s or the Company’s cash accounts (excluding any amounts in the Trust Account) after paying any outstanding third party invoices will be paid to the Capital Contribution Note Investor within ten (10) days of the liquidation.

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

For the three months ended March 31, 2024, we had net income of $689,518, which consisted of other income of $34, change in the fair value of the warrant liability of $290,594 and income from cash held in the Trust Account of $1,688,163, partially offset by operating costs of $345,251, excess of fair value of Capital Contribution Note over proceeds at issuance of $600,000, and income taxes of $344,022.

For the three months ended March 31, 2023, we had net income of $2,760,009, which consisted of change in the fair value of the warrant liability of $667,682, other income of $1,120 and income from investments held in the Trust Account of $3,007,475, partially offset by operating costs of $294,974 and income taxes of $621,294.

Liquidity and Capital Resources

As of March 31, 2024, we had available to us $74,568 of cash held outside the Trust Account. We will use cash primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, to pay our administrative fees, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient or available to pay our taxes. On March 28, 2024, the Company entered into the March Subscription Agreement with the Sponsor and the Capital Contribution Note Investor, pursuant to which the Capital Contribution Note Investor has agreed to provide $600,000 to the Company under the Capital Contribution Note as discussed in Note 6. As of March 31, 2024, the Company had not received any funding under such note. On April 2, 2024, the Company received $150,000 under the Capital Contribution Note.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than discussed below, that affects the liquidity or capital resources of the Company.

We have an agreement to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and support services.

On May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. The Company had not borrowed any amount under the promissory note. There was no balance outstanding as of both March 31, 2024 and December 31, 2023.

Our underwriters are entitled to a deferred underwriting commission of $4,127,237 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

On August 21, 2023, we engaged a capital markets advisor in connection with seeking an extension for completing a Business Combination, a possible acquisition of a third party by merger, consolidation, acquisition of stock or assets or other business combination, and as a placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities. We agreed to pay the capital markets advisor a transaction fee in connection with the services provided, payable upon and subject to our consummation of an initial business combination (“Capital Markets Advisor Fee”). The fee consists of a fixed and determinable portion and a variable portion contingent upon certain future events expected to take place upon completion of a Business Combination. As of March 31, 2024, $1,000,000 was accrued for the fee as the amount was fixed and determinable. These costs may be paid using the proceeds of the cash available once a Business Combination is complete.

On March 28, 2024, the Company entered into the March Subscription Agreement with the Sponsor and the Capital Contribution Note Investor, pursuant to which the Sponsor sought to raise $600,000 to provide working capital to the Company. The Company will request funds from the Sponsor for working capital purposes (“Drawdown Request”). Upon at least five (5) calendar days’ prior written notice, the Sponsor may request a drawdown in order to meet the Sponsor’s commitment to the SPAC under a Drawdown Request (“Capital Call”). In consideration of the March Subscription Agreement, the Company will issue 600,000 Class A common shares to the Capital Contribution Note Investor at the Closing. Any amounts funded by the Sponsor to the Company under a Drawdown Request shall not accrue interest and shall be promptly repaid by the Company to the Sponsor upon the closing of an initial Business Combination. Following receipt of such sums from the Company, and in any event within five (5) business days of the closing of an initial Business Combination, the Sponsor or the Company shall pay the Capital Contribution Note Investor an amount equal to Capital Calls funded under the March Subscription Agreement (the “Business Combination Payment”). The Company and Sponsor are jointly and severally obligated to make the Business Combination Payment to the Capital Contribution Note Investor. The Capital Contribution Note Investor may elect at the closing of an initial Business Combination to receive such Business Combination Payment in cash or Class A common stock at a rate of one share of Class A common stock for each $10.00 of the Capital Calls funded under the March Subscription Agreement. If the Company liquidates without consummating a Business Combination, any amounts remaining in the Sponsor’s or the Company’s cash accounts (excluding any amounts in the Trust Account) after paying any outstanding third party invoices will be paid to the Capital Contribution Note Investor within ten (10) days of the liquidation.

The Company classified the Capital Contribution Note as a liability and elected the fair value option, and records changes in fair value at each reporting period in the statement of operations. The fair value of the Capital Contribution Note will include both the fair value of the 600,000 shares in consideration for the Capital Calls and the principal as of each reporting date. As of March 31, 2024, none of the $600,000 funding was received under the Capital Contribution Note. The initial fair value of the Capital Contribution Note was $600,000. The difference of $600,000, between the $0 initial principal balance and the initial fair value of $600,000, was recorded as excess of fair value of Capital Contribution Note over initial principal balance at issuance in the accompanying condensed statement of operations for the three months ended March 31, 2024. As of March 31, 2024, the Capital Contribution Note was presented at its fair value of $600,000 on the accompanying condensed balance sheets (see Note 7). On April 2, 2024, the Company drew $150,000 on the March Subscription Agreement.

Critical Accounting Estimates

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

There have been no material changes to our critical estimates from those disclosed in our financial statements and the related notes and other financial information included in our Form 10-K for the year ended December 31, 2023, filed with the SEC on March 1, 2024, other than discussed below.

Capital Contribution Note

We elected to account for the Capital Contribution Note entered into with the Capital Contribution Note Investor and the Sponsor pursuant to the fair value option under ASC 825 wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the Capital Contribution Note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Capital Contribution Note are recognized as non-cash gains or losses in the condensed statements of operations. The fair value of the Capital Contribution Note will include both the fair value of the 600,000 shares in consideration for the Capital Calls as described in Note 6 and the principal as of each reporting date. As such, the Capital Contribution Note was initially measured at $600,000 as of the issue date. The $600,000 excess of fair value of Capital Contribution Note over initial principal balance at issuance was recorded in the accompanying condensed statement of operations for the three months ended March 31, 2024. As of March 31, 2024, the fair value of the Capital Contribution Note was $600,000. For the three months ended March 31, 2024, the Company recognized no unrealized gain or loss on fair value changes of the Capital Contribution Note in the condensed statements of operations. The fair value of our Capital Contribution Note requires significate estimates by management. Deviations from these estimates could result in a significate difference to our financial results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 1, 2024 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 3rd day of May 2024.

CONCORD ACQUISITION CORP II

By:	/s/ Jeff Tuder
Name:	Jeff Tuder
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michele Cito
Name:	Michele Cito
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)