Form 10-Q
period 2024-06-30
Concord Acquisition Corp II
filed 2024-08-07
CIK 1851959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	CNDA.U	NYSE American
Class A common stock, par value $0.0001 per share	CNDA	NYSE American
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	CNDA.WS	NYSE American

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

As of August 7, 2024, there were 2,200,303 shares of Class A common stock, par value $0.0001 per share, and 7,002,438 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CONCORD ACQUISITION CORP II

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

CONCORD ACQUISITION CORP II

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Cash	$525,404	$363,225
Income tax receivable	—	3,211
Prepaid expenses	124,749	10,680
Total Current Assets	650,153	377,116
Cash held in Trust Account	23,447,845	153,928,848
Total Assets	$24,097,998	$154,305,964

Liabilities and Stockholders’ Deficit
Due to related party	$122,905	$750
Accrued income taxes	42,405	—
Accounts payable and accrued expenses	1,425,388	1,160,614
Excise tax payable	2,687,721	1,360,357
Total Current Liabilities	4,278,419	2,521,721
Warrant liability	1,621,024	1,930,756
Capital Contribution Note, at fair value	543,253	—
Deferred underwriters’ commission	4,127,237	4,127,237
Total Liabilities	10,569,933	8,579,714

Commitments and Contingencies

Common stock subject to possible redemption, 2,200,303 and 14,699,019 shares at redemption value of $10.68 and $10.47 at June 30, 2024 and December 31, 2023, respectively	23,505,391	153,932,010

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding, excluding 2,200,303 and 14,699,019 shares subject to possible redemption at June 30, 2024 and December 31, 2023, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,002,438 shares issued and outstanding	700	700
Additional paid-in capital	—	—
Accumulated deficit	(9,978,026)	(8,206,460)
Total Stockholders’ Deficit	(9,977,326)	(8,205,760)
Total Liabilities and Stockholders’ Deficit	$24,097,998	$154,305,964

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating costs	$565,464	$318,679	$910,715	$613,653
Loss from operations	(565,464)	(318,679)	(910,715)	(613,653)

Other income:
Other income	—	2,453	34	3,573
Income from cash and investments held in Trust Account	1,248,068	3,405,365	2,936,231	6,412,840
Excess of fair value of Capital Contribution Note over initial principal balance at issuance	34,921	—	(565,079)	—
Change in fair value of Capital Contribution Note	621,826	—	621,826	—
Change in fair value of warrant liability	19,138	448,098	309,732	1,115,780
Total other income	1,923,953	3,855,916	3,302,744	7,532,193

Income before provision for income taxes	1,358,489	3,537,237	2,392,029	6,918,540
Provision for income taxes	(251,594)	(705,200)	(595,616)	(1,326,494)
Net income	$1,106,895	$2,832,037	$1,796,413	$5,592,046

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	10,853,260	28,009,750	12,776,140	28,009,750
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.06	$0.08	$0.09	$0.16

Basic and diluted weighted average shares outstanding, Class B common stock	7,002,438	7,002,438	7,002,438	7,002,438
Basic and diluted net income per share, Class B common stock	$0.06	$0.08	$0.09	$0.16

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

			Class A		Class B		Additional
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	—	$—	—	$—	7,002,438	$700	$—	$(8,206,460)	$(8,205,760)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(1,294,142)	(1,294,142)
Net income	—	—	—	—	—	—	—	689,518	689,518
Balance as of March 31, 2024	—	—	—	—	7,002,438	700	$—	$(8,811,084)	$(8,810,384)
Contribution - non-redemption agreements	—	—	—	—	—	—	90,353	—	90,353
Fair value of shareholder non-redemption agreements	—	—	—	—	—	—	(90,353)	—	(90,353)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	—	—	(1,327,364)	(1,327,364)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(946,473)	(946,473)
Net income	—	—	—	—	—	—	—	1,106,895	1,106,895
Balance as of June 30, 2024	—	$—	—	$—	7,002,438	$700	$—	$(9,978,026)	$(9,977,326)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

			Class A		Class B		Additional
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	—	$—	7,002,438	$700	$—	$(10,195,060)	$(10,194,360)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(2,336,130)	(2,336,130)
Net income	—	—	—	—	—	—	—	2,760,009	2,760,009
Balance as of March 31, 2023	—	—	—	—	7,002,438	700	—	(9,771,181)	(9,770,481)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(2,650,165)	(2,650,165)
Net income	—	—	—	—	—	—	—	2,832,037	2,832,037
Balance as of June 30, 2023	—	$—	—	$—	7,002,438	$700	$—	$(9,589,309)	$(9,588,609)

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six
	Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$1,796,413	$5,592,046
Adjustments to reconcile net income to net cash used in operating activities:
Income from cash and investments held in Trust Account	(2,936,231)	(6,412,840)
Excess of fair value of Capital Contribution Note over initial principal balance at issuance	565,079	—
Change in fair value of Capital Contribution Note	(621,826)	—
Change in fair value of warrant liability	(309,732)	(1,115,780)
Changes in operating assets and liabilities:
Prepaid expenses	(114,069)	199,698
Due to related party	122,155	(8,365)
Accrued income taxes	45,616	(313,564)
Accounts payable and accrued expenses	264,774	(7,631)
Net cash used in operating activities	(1,187,821)	(2,066,436)

Cash Flows from Investing Activities:
Amounts withdrawn from Trust Account to pay taxes	750,000	1,781,042
Cash withdrawn from Trust Account in connection with redemptions	132,667,234	—
Net cash provided by investing activities	133,417,234	1,781,042

Cash flows from financing activities:
Redemption of Common Stock	(132,667,234)	—
Proceeds from Capital Contribution Note	600,000	—
Net cash used in financing activities	(132,067,234)	—

Net change in cash	162,179	(285,394)
Cash, beginning of the period	363,225	1,081,413
Cash, end of the period	$525,404	$796,019

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Increase in redemption value of shares subject to possible redemption	$2,240,615	$4,986,295
Increase in excise tax payable	$1,327,364	$—

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, the Company had not commenced any operations. All activity since February 18, 2021 (inception) through June 30, 2024, relates to the Company’s formation, the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability and Capital Contribution Note (which is described in Note 2 – Capital Contribution Note).

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

Upon the closing of the Initial Public Offering, an aggregate of $10.00 per Unit sold in the Initial Public Offering, including the proceeds of the sale of the Private Placement Warrants, was held in a trust account (“Trust Account”) and was invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

conditions under Rule 2a-7 under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company as described below, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (1) the completion of the initial Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to provide for the redemption of the public shares in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination on or before March 3, 2025 (Second Extended Date, as defined below), or during any extended time that the Company has to consummate a Business Combination beyond 24 months as a result of a stockholder vote to amend the Company’s amended and restated certificate of incorporation (an “Extension Period”)” (as discussed below) or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of all of the public shares if the Company has not completed the initial Business Combination on or before March 3, 2025, or during any Extension Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a stockholder meeting called to approve the Business Combination; or (2) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations. As of June 30, 2024, the amount in the Trust Account redeemable by common stockholders is approximately $10.68 per public share.

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

In August 2023, the Company and the Sponsor entered into Non-Redemption Agreements with a number of the Company’s stockholders (“NRA Investors”) in exchange for them agreeing not to redeem shares of the Company’s Class A common stock sold in the IPO (the “Non-Redeemed Shares”) in connection with the special meeting of stockholders called by the Company and held on August 29, 2023 (described below). In exchange for the foregoing commitments not to redeem such shares, the Company has agreed to issue, or cause to be issued, to such investors an aggregate of 2,326,496 shares of Class A Common Stock (the “2023 Promote Shares”) and the Sponsor has agreed to surrender and forfeit to the Company for no consideration, a number of shares of Class B common stock, par value $0.0001 per share, of the Company equal to the number of 2023 Promote Shares upon closing of the initial Business Combination.

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

On May 20, 2024, the Company announced that it had entered into a non-binding letter of intent for a Business Combination with an industry-leading marketplace and SaaS platform in the fintech, events management, AI, and consumer engagement space (the “Target”). The completion of the proposed Business Combination is subject to, among other things, the completion of due diligence, the negotiation of definitive agreements for the Business Combination (the “Definitive Agreements”), satisfaction of the conditions negotiated therein,

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

approval of the transaction by the board and stockholders of both the Company and Target, as well as regulatory approvals and other customary conditions. There can be no assurance that Definitive Agreements will be entered into or that the Business Combination will be consummated on the terms or timeframe currently contemplated, or at all.

On May 23, 2024, the Company announced the transfer of the listing of its Class A common stock, units and warrants from the New York Stock Exchange to NYSE American LLC (“NYSE American”). The Company’s Class A common stock, units and warrants began trading on NYSE American on May 29, 2024 under the same ticker symbols.

In May 2024, the Company and the Sponsor entered into Non-Redemption Agreements with a number of the Company’s stockholders (“2024 NRA Investors”) in exchange for them agreeing not to redeem shares of the Company’s Class A common stock sold in the IPO (the “2024 Non-Redeemed Shares”) in connection with the special meeting of stockholders called by the Company and held on May 31, 2024 (described below). In exchange for the foregoing commitment to the Company to not redeem the 2024 Non-Redeemed Shares, the Company agreed to issue, or cause to be issued, to such stockholders, an aggregate of 75,000 shares of Class A common stock for the first six months of extension, and an aggregate of 9,000 additional shares of Class A common stock for each additional month of extension, up to three additional months (such shares, the “2024 Promote Shares”), upon closing of the initial Business Combination, and the Sponsor agreed to surrender and forfeit, for no consideration, a number of shares of Class B common stock, par value $0.0001 per share, of the Company equal to the number of 2024 Promote Shares upon closing of the initial Business Combination.

As the 2023 Promote Shares and 2024 Promote Shares will be issued only upon closing of an initial Business Combination, such shares will not be subject to redemption.

On May 31, 2024, the Company’s stockholders approved at the special meeting of stockholders a proposal to amend the Company’s charter to extend the date by which the Company has to consummate a Business Combination from June 3, 2024 to March 3, 2025, or such earlier date as may be determined by the board of directors of the Company (such later date, the “Second Extended Date”). In connection with the votes to approve the Second Charter Amendment, the holders of an additional 12,498,716 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.61 per share, for an aggregate redemption amount of $132,667,234, leaving $23,355,048 in the Trust Account immediately after the redemptions.

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

Initial Business Combination

The Company will have until March 3, 2025, or during any Extension Period, (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within such period or during any additional Extension Period (as defined below), the Company will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

(which interest shall be net of taxes payable (excluding excise taxes), and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to their warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

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

Liquidity and Going Concern Consideration

As of June 30, 2024, the Company had cash of $525,404 held outside of the Trust Account and available for working capital purposes. Further, investment income on the funds held in the Trust Account may be released to the Company to pay taxes (excluding excise taxes) and up to $100,000 to pay dissolution expenses. Additionally, the Company has incurred an excise tax liability of $2,687,721, of which approximately $1,360,000 is payable in October 2024. The Company currently has insufficient funds to pay this liability, absent any additional financing.

On March 28, 2024, the Company entered into a subscription agreement (the “March Subscription Agreement”) with the Sponsor and the Capital Contribution Note Investor (see Note 6), pursuant to which the Capital Contribution Note Investor has agreed to provide up to $600,000 to the Sponsor and, subsequently, the Sponsor would loan the funds to the Company (the “Capital Contribution Note”) through a Promissory Note as discussed in Note 3 and Note 6. As of June 30, 2024, the Company called $600,000 under the Capital Contribution Note (see Note 6) and subsequently borrowed $600,000 under a Promissory Note (see Note 3).

On May 31, 2024, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $650,000 to the Sponsor, a significant stockholder of the Company, which may be drawn down from time to time prior to the Maturity Date (defined

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

below) upon request by the Company. The Note amended, replaced and superseded in its entirety that certain promissory note, dated May 3, 2022, made by the Company in favor of the Sponsor in the principal amount of up to $350,000 (the “Original Note”), and any unpaid principal balance of the indebtedness evidenced by the Original Note has been merged into and evidenced by the Note. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial Business Combination (such date, the “Maturity Date”). The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. At June 30, 2024 and December 31, 2023, there was no amount outstanding under the Note.

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

The Company has until March 3, 2025, or during any Extension Period, to consummate a Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before March 3, 2025, or during any Extension Period, it is uncertain whether the Company will be able to consummate a Business Combination by this time. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, Management has determined that the mandatory liquidation, should a Business Combination not occur and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate its business prior to a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts and classification of assets or liabilities should the Company be required to liquidate after March 3, 2025, or during any Extension Period.

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

JUNE 30, 2024

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 1, 2024, which contains the audited financial statements and notes thereto. The accompanying condensed balance sheet as of December 31, 2023, has been derived from those audited financial statements. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future interim periods.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023, respectively.

Cash Held in Trust Account

As of June 30, 2024 and December 31, 2023, funds held in Trust Account consisted of interest bearing demand deposits that generally have a readily determinable fair value. Such funds are presented on the condensed balance sheets at fair value at the end of the reporting period. Interest on the demand deposits is included in income from cash and investments held in Trust Account in the accompanying condensed statements of operations.

During the three and six months ended June 30, 2023, investments held in Trust Account consisted of mutual funds that invest primarily in US government securities and generally have a readily determinable fair value. Interest, dividends, and gains and losses resulting from the change in fair value of these securities are included in income from cash and investments held in Trust Account in the accompanying condensed statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed, and as of June 30, 2024 and December 31, 2023 did exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2024 and December 31, 2023, the Company has not experienced losses on this account.

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

JUNE 30, 2024

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

For the three and six months ended June 30, 2024 and 2023, the changes in Class A common stock subject to possible redemption is as follows:

	Shares	Amount
January 1, 2023	28,009,750	$283,033,156
Plus:
Increase in redemption value of shares subject to possible redemption	—	2,336,130
March 31, 2023	28,009,750	285,369,286
Plus:
Increase in redemption value of shares subject to possible redemption	—	2,650,165
June 30, 2023	28,009,750	$288,019,451

January 1, 2024	14,699,019	$153,932,010
Plus:
Increase in redemption value of shares subject to possible redemption	—	1,294,142
March 31, 2024	14,699,019	$155,226,152
Less:
Redemptions	(12,498,716)	(132,667,234)
Plus:
Increase in redemption value of shares subject to possible redemption	—	946,473
June 30, 2024	2,200,303	$23,505,391

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Stock-Based Compensation

The sale or transfers of the Founder Shares to members of the Company’s board of directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of June 30, 2024 and for all prior periods, the Company determined that a Business Combination is not considered probable until the Business Combination is completed, and therefore, no stock-based compensation expense has been recognized.

Capital Contribution Note

The Company elected to account for the Capital Contribution Note entered into with an investor (the “Capital Contribution Note Investor”) and the Sponsor pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the Capital Contribution Note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Capital Contribution Note are recognized as non-cash gains or losses in the condensed statements of operations. The Company has determined that the fair value option better reflects the underlying economics of the Capital Contribution Note. The fair value of the Capital Contribution Note includes both the fair value of the 600,000 shares in consideration for the Capital Calls as described in Note 6 and the principal as of each reporting date. As such, the Capital Contribution Note was initially measured at $600,000 as of the issue date. Upon the Capital Calls in April and June, the Company recognized an excess of fair value of the Capital Contribution Note over the initial principal balance. For the three and six months ended June 30, 2024 the Company recognized an excess of fair value of the Capital Contribution Note of $(34,921) and $565,079, respectively. The Capital Contribution Note did not exist in 2023 and no excess of fair value of the Capital Contribution Note was recognized in the three or six months ended June 30, 2023. For the three and six months ended June 30, 2024, the Company recognized an unrealized gain of $621,826 due to the change in fair value of the Capital Contribution Note in the statement of operations. As of June 30, 2024, the fair value of the Capital Contribution Note was $543,253 (see Note 6).

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

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

Non-Redemption Agreements

In August 2023, the Company and the Sponsor entered into Non-Redemption Agreements with a number of the Company’s stockholders in exchange for them agreeing not to redeem shares of the Non-Redeemed Shares in connection with the special meeting of stockholders called by the Company and held on August 29, 2023 (described below). In exchange for the foregoing commitments not to redeem such shares, the Company has agreed to issue, or cause to be issued, to such investors the 2023 Promote Shares and the Sponsor has agreed to surrender and forfeit to the Company for no consideration, a number of shares of Class B common stock, par value $0.0001 per share, of the Company equal to the number of 2023 Promote Shares upon closing of the initial Business Combination. The Company estimated the aggregate fair value of the shares attributable to the Investors to be $1,143,605.

In May 2024, the Company and the Sponsor entered into Non-Redemption Agreements with the 2024 NRA Investors in exchange for them agreeing not to redeem shares of the 2024 Non-Redeemed Shares in connection with the special meeting of stockholders called by the Company and held on May 31, 2024 (described below). In exchange for the foregoing commitment to the Company to not redeem the 2024 Non-Redeemed Shares, the Company agreed to issue, or cause to be issued, to such stockholders the 2024 Promote Shares, upon closing of the initial Business Combination, and the Sponsor agreed to surrender and forfeit, for no consideration, a number of shares of Class B common stock, par value $0.0001 per share, of the Company equal to the number of 2024 Promote Shares upon closing of the initial Business Combination. The Company estimated the aggregate fair value of the shares attributable to the Investors to be $90,353.

The Company complies with the requirements of SEC Staff Accounting Bulletin (“SAB”) Topic 5(A) – “Expenses of Offering” and SAB Topic 5(T): Miscellaneous Accounting - Accounting for Expenses or Liabilities Paid by Principal Stockholder(s). As such, the value of 2023 Promote Shares and the 2024 Promote Shares assigned to the Investors is recognized as offering costs and charged to stockholders’ deficit. The value of the Class B common stock to be forfeited by the Sponsors is reported as an increase to stockholders’ deficit.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2024 and 2023, primarily due to changes in fair value of the warrant liability, which are not currently recognized in taxable income, non-deductible start-up costs, change in fair value of Capital Contribution Note, and the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income or loss or the related tax provision or

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

benefit but is otherwise able to make a reasonable estimate, the tax provision or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results through June 30, 2024 and 2023.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Any redemption or other repurchase that occurs in connection with a Business Combination may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with a Business Combination, (ii) the timing, nature and amount of the equity issued in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination. At June 30, 2024 and December 31, 2023, there were $2,687,721 and $1,360,357, respectively, in excise taxes payable related to cumulative share redemptions as of June 30, 2024 and December 31, 2023, respectively. In accordance with ASC 340-10-S99-1, the liability does not impact the condensed statements of operations and is offset against accumulated deficit because additional paid-in capital is not available.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

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

During the second quarter, the IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

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

During the three and six months ended June 30, 2024 and 2023, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company.

For the three and six months ended June 30, 2024 and 2023, basic and diluted net income per common share is as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$672,806	$434,089	$2,265,630	$566,407	$1,160,408	$636,005	$4,473,637	$1,118,409

Denominator
Weighted-average shares outstanding	10,853,260	7,002,438	28,009,750	7,002,438	12,776,140	7,002,438	28,009,750	7,002,438
Basic and diluted net income per share	$0.06	$0.06	$0.08	$0.08	$0.09	$0.09	$0.16	$0.16

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

NOTE 3. RELATED PARTY TRANSACTIONS

Founder Shares

On March 1, 2021, the Sponsors paid $25,000 in exchange for Class B common stock and transferred an aggregate of 75,000 Founder Shares to three members of the board of directors (each received 25,000 Founder Shares). At June 30, 2024 and December 31, 2023, there were 7,002,438 Founder Shares outstanding.

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

Promissory Note — Related Party

On May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. On May 31, 2024, the Company issued the Note in the principal amount of up to $650,000 to the Sponsor, which amended, replaced and superseded in its entirety the Original Note, made by the Company in favor of the Sponsor in the principal amount of up to $350,000. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination. The Company has not borrowed any amount as of June 30, 2024 and December 31, 2023, and through the date of filing of this Form 10-Q.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsors. As of June 30, 2024 and December 31, 2023, and through the date of filing of this Form 10-Q no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recognized an expense of $60,000 and $120,000 for the administrative service fee for the three and six months ended June 30, 2024 and 2023, which is included in operating costs on the condensed statements of operations, respectively. As of June 30, 2024 and December 31, 2023, the Company had $120,000 and $0, respectively, outstanding due to the affiliate of the Sponsor related to the administrative service fee.

Due to Related Party

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of June 30, 2024 and December 31, 2023, the Company had an outstanding balance due to the affiliate of the Sponsor of $122,905 and $750, respectively (including $120,000 and $0, respectively, for the administrative service fee at June 30, 2024 and December 31, 2023, as noted above). The amount is included in due to related party on the condensed balance sheets and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

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

Capital Markets Advisor Agreement

On August 21, 2023, the Company engaged a capital markets advisor in connection with seeking an extension for completing a Business Combination, a possible acquisition of a third party by merger, consolidation, acquisition of stock or assets or other business

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

combination, and as a placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities. The Company agreed to pay the capital markets advisor a transaction fee in connection with the services provided, payable upon and subject to the Company’s consummation of an initial business combination (“Capital Markets Advisor Fee”). The fee consists of a fixed and determinable portion and a variable portion contingent upon certain future events expected to take place upon completion of a Business Combination. As of June 30, 2024 and December 31, 2023, $1,000,000 was accrued for the fee as the amount was fixed and determinable. These costs may be paid for using the proceeds of the cash available once a Business Combination is complete.

Expenses Contingent on the Closing of a Business Combination

As of June 30, 2024 and December 31, 2023, the Company has incurred $1,218,765 and $1,065,000, respectively, in fees contingent on the closing of a business combination. These costs may be paid for using the proceeds of the cash available once the business combination is complete. The amounts are included in accounts payable and accrued expenses on the condensed balance sheets.

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

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of June 30, 2024 and December 31, 2023, there were no shares of preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 0 shares of Class A common stock outstanding, excluding 2,200,303 and 14,699,019 shares of Class A common stock subject to possible redemption which are classified as temporary equity, respectively.

In association with the Company’s March Subscription Agreement with the Sponsor, the Company will issue 600,000 Class A common shares to the Capital Contribution Note Investor at the Closing of the Company’s initial Business Combination. The 600,000 Class A common shares issued to the Capital Contribution Note Investor will have no redemption rights associated with them as they will be issued at the closing of a Business Combination. In association with the Company’s August 2023 and May 2024 Non-Redemption Agreements, the Company will issue an aggregate of 2,326,496 shares of Class A Common Stock in association with the 2023 Promote Shares and an aggregate of 75,000 shares of Class A common stock for the first six months of extension, and an aggregate of 9,000 additional shares of Class A common stock for each additional month of extension, up to three additional months in association with the 2024 Promote Shares at the closing of the Company’s initial Business Combination. The Class A common stock issuable will have no redemption rights associated with them as they will be issued at the closing of a Business Combination.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. Holders of the Class B common stock are entitled to one vote for each share. There were 7,002,438 shares of Class B common stock issued and outstanding as of June 30, 2024 and December 31, 2023. Pursuant to the August 2023 Non-Redemption Agreements discussed in Note 2, 2,326,496 shares are subject to forfeiture upon consummation of the Company’s initial Business Combination. Additionally, pursuant to the May 2024 Non-Redemption Agreements discussed in Note 2, the Company agreed to forfeit

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

an aggregate of 75,000 shares of Class B common stock for the first six months of extension, and an aggregate of 9,000 additional shares of Class B common stock for each additional month of extension, up to three additional months upon consummation of the Company’s initial Business Combination.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

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

In April and June 2024, the Company borrowed an aggregate of $600,000 under the Capital Contribution Note. The fair value of the Capital Contribution Note includes both the fair value of the 600,000 shares in consideration for the Capital Calls and the principal as of each reporting date. As such, the Capital Contribution Note was initially measured at $600,000 as of the issue date. For the three and six months ended June 30, 2024, the Company recognized an unrealized gain of $656,747 and $56,747, respectively, on the change in the fair value of the Capital Contribution Note in the statement of operations. As of June 30, 2024, the fair value of the Capital Contribution Note was $543,253 (see Note 7).

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents fair value information as of June 30, 2024 and December 31, 2023, for the Company’s assets and liabilities that are accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		June 30,	December 31,
Liabilities:	Level	2024	2023
Warrant Liability – Public Warrants	(a)	$1,027,024	$1,213,756
Warrant Liability – Private Placement Warrants	3	$594,000	$717,000
Capital Contribution Note	3	$543,253	$—
(a)	Level 2 at June 30, 2024 and Level 1 at December 31, 2023

As of June 30, 2024 and December 31, 2023, cash held in the Trust Account was held in an interest-bearing demand deposit account. Such cash in the Trust Account is presented on the condensed balance sheets at fair value.

The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices at the close of market. At June 30, 2024, there was insufficient trading volume for the Company’s Public Warrants to be classified as Level 1 and, as a result, were classified as Level 2. At December 31, 2023, the Company determined there was sufficient trading activity to classify its Public Warrants as Level 1.

At June 30, 2024 and December 31, 2023, the Company used a Monte Carlo simulation model to value the Private Placement Warrants using unobservable inputs. Management utilizes significant judgment to determine the values of these unobservable inputs. Significant deviations from these estimates and inputs could result in a material change in fair value. The key inputs used to determine the fair value of the Private Placement Warrants are classified within Level 3 of the fair value hierarchy.

The key inputs into the valuation models used to value the Private Placement Warrants were as follows:

Input	June 30, 2024		December 31, 2023
Common stock price	$10.56		$10.38
Risk-free interest rate	4.28%		3.81%
Expected term in years	5.68	years	5.43	years
Expected volatility	0.001%		7.244%
Exercise price	$11.50		$11.50
Public warrant price	$0.11		$0.13

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

To the extent that valuations are based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Because of the inherent uncertainty of valuations, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for investments categorized in Level 3.

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

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our financial liabilities classified as Level 3 for the period ended June 30, 2024 and 2023:

	Capital Contribution	Private Placement
	Note	Warrants
Changes in fair value of financial liabilities measured with level 3:
December 31, 2023	$—	$717,000
Initial value of the Capital Contribution Note	600,000	—
Change in fair value	—	(116,000)
March 31, 2024	$600,000	$601,000
Excess of fair value of Capital Contribution Note over initial principal balance at issuance	565,079	—
Change in fair value	(621,826)	(7,000)
June 30, 2024	$543,253	$594,000

		Private Placement
		Warrants

December 31, 2022		$625,000
Change in fair value		(241,000)
March 31, 2023		384,000
Change in fair value		(168,000)
June 30, 2023		$216,000

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, the business strategy, plans and objectives of management for future operations, and the impact of the ongoing military conflicts in the middle east region on the Company’s search for a Business Combination (as defined below), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Company’s annual report on Form 10-K and quarterly reports on Form 10-Q filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

In August 2023, the Company and the Sponsor entered into Non-Redemption Agreements with a number of the Company’s stockholders in exchange for them agreeing not to redeem shares of the Company’s Class A common stock sold in the IPO (the “Non-Redeemed Shares”) in connection with the special meeting of stockholders called by the Company and held on August 29, 2023 (described below). In exchange for the foregoing commitments not to redeem such shares, the Company has agreed to issue, or cause to be issued, to such investors an aggregate of 2,326,496 shares of Class A Common Stock (the “2023 Promote Shares”) and the Sponsor has agreed to surrender and forfeit to the Company for no consideration, a number of shares of Class B common stock, par value $0.0001 per share, of the Company equal to the number of 2023 Promote Shares upon closing of the initial business combination.

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

On March 28, 2024, we entered into a subscription agreement (the “March Subscription Agreement”) with the Sponsor and an investor (the “Capital Contribution Note Investor”), pursuant to which the Capital Contribution Note Investor has agreed to provide up to $600,000 to the Sponsor and, subsequently, the Sponsor would loan the funds to the Company as discussed in Note 6. As of June 30, 2024, the Company received $600,000 under the Capital Contribution Note.

In consideration of the March Subscription Agreement, the Company will issue 600,000 Class A common shares to the Capital Contribution Note Investor upon the closing of our initial Business Combination. Amounts funded by the Sponsor to the Company under a Drawdown Request shall not accrue interest and shall be promptly repaid by the Company to the Sponsor upon the closing of an initial Business Combination. Following receipt of such sums from the Company, and in any event within five (5) business days of the closing of an initial Business Combination, the Sponsor or the Company shall pay the Capital Contribution Note Investor an amount equal to Capital Calls funded under the March Subscription Agreement (the “Business Combination Payment”). The Company and Sponsor are jointly and severally obligated to make the Business Combination Payment to the Capital Contribution Note Investor. The Capital Contribution Note Investor may elect at the closing of an initial Business Combination to receive such Business Combination Payment in cash or Class A common stock at a rate of one share of Class A common stock for each $10.00 of the Capital Calls funded under the March Subscription Agreement. If the Company liquidates without consummating a Business Combination, any amounts remaining in the Sponsor’s or the Company’s cash accounts (excluding any amounts in the Trust Account) after paying any outstanding third-party invoices will be paid to the Capital Contribution Note Investor within ten (10) days of the liquidation.

On May 20, 2024, we announced that we have entered into a non-binding letter of intent for a Business Combination with an industry-leading marketplace and SaaS platform in the fintech, events management, AI, and consumer engagement space (the “Target”). The completion of the proposed Business Combination is subject to, among other things, the completion of due diligence, the negotiation of definitive agreements for the Business Combination (the “Definitive Agreements”), satisfaction of the conditions negotiated therein, approval of the transaction by the board and stockholders of both the Company and Target, as well as regulatory approvals and other customary conditions. There can be no assurance that Definitive Agreements will be entered into or that the Business Combination will be consummated on the terms or timeframe currently contemplated, or at all.

On May 23, 2024, we announced the transfer of the listing of our Class A common stock, units and warrants from the New York Stock Exchange to NYSE American LLC (“NYSE American”). Our Class A common stock, units and warrants began trading on NYSE American on May 29, 2024 under the same ticker symbols.

In May 2024, we and the Sponsor entered into Non-Redemption Agreements with a number of our stockholders (“2024 NRA Investors”) in exchange for them agreeing not to redeem shares of our Class A common stock sold in the IPO (the “2024 Non-Redeemed Shares”) in connection with the special meeting of stockholders called by the Company and held on May 31, 2024 (described below). In exchange for the foregoing commitment to us to not redeem the 2024 Non-Redeemed Shares, we agreed to issue, or cause to be issued, to such stockholders, an aggregate of 75,000 shares of Class A common stock for the first six months of extension, and an aggregate of 9,000 additional shares of Class A common stock for each additional month of extension, up to three additional months (such shares, the “2024 Promote Shares”), upon closing of the initial Business Combination, and the Sponsor agreed to surrender and forfeit, for no consideration, a number of shares of Class B common stock, par value $0.0001 per share, of the Company equal to the number of 2024 Promote Shares upon closing of the initial Business Combination.

As the 2023 Promote Shares and 2024 Promote Shares will be issued only upon closing of an initial Business Combination, such shares will not be subject to redemption.

On May 31, 2024, our stockholders approved at the special meeting of stockholders a proposal to amend our charter to extend the date by which we have to consummate a Business Combination from June 3, 2024 to March 3, 2025, or such earlier date as may be determined by the board of directors of the Company (such later date, the “Second Extended Date”). In connection with the votes to approve the Second Charter Amendment, the holders of an additional 12,498,716 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.61 per share, for an aggregate redemption amount of $132,667,234, leaving $23,355,048 in the Trust Account immediately after the redemptions.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary for our initial public offering (“IPO”) and activities related to seeking and consummating a business combination with an acquisition target. We do not expect to generate any operating revenues until after completion of our initial business combination. Until such time that a business combination occurs, we will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability and Capital Contribution Note. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. Until the completion of our initial business combination, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had net income of $1,106,895, which consisted of income from cash held in the Trust Account of $1,248,068, excess of fair value of Capital Contribution Note over proceeds at issuance of $34,921, change in fair value of Capital Contribution Note of $621,826 and change in the fair value of the warrant liability of $19,138, partially offset by operating costs of $565,464 and income taxes of $251,594.

For the three months ended June 30, 2023, we had net income of $2,832,037, which consisted of change in the fair value of the warrant liability of $448,098, other income of $2,453 and income from investments held in the Trust Account of $3,405,365, partially offset by operating costs of $318,679 and income taxes of $705,200.

For the six months ended June 30, 2024, we had net income of $1,796,413, which consisted of other income of $34, change in the fair value of the warrant liability of $309,732, income from cash held in the Trust Account of $2,936,231 and change fair value of Capital Contribution Note of $621,826, partially offset by operating costs of $910,715, deficit of fair value of Capital Contribution Note over proceeds at issuance of $565,079 and income taxes of $595,616.

For the six months ended June 30, 2023, we had net income of $5,592,046, which consisted of change in the fair value of the warrant liability of $1,115,780, other income of $3,573 and income from investments held in the Trust Account of $6,412,840, partially offset by operating costs of $613,653 and income taxes of $1,326,494.

Liquidity and Capital Resources

As of June 30, 2024, we had available to us $525,404 of cash held outside the Trust Account. We will use cash primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, to pay our administrative fees, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient or available to pay our taxes.

Additionally, the Company has incurred an excise tax liability of $2,687,721, of which approximately $1,360,000 is payable in October 2024. The Company currently has insufficient funds to pay this liability, absent any additional financing.

On March 28, 2024, the Company entered into the March Subscription Agreement with the Sponsor and the Capital Contribution Note Investor, pursuant to which the Capital Contribution Note Investor has agreed to provide $600,000 to the Company under the Capital Contribution Note as discussed in Note 6. As of June 30, 2024, the Company has borrowed $600,000 under such note.

On May 31, 2024, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $650,000 to the Sponsor, a significant stockholder of the Company, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note amended, replaced and superseded in its entirety that certain promissory note, dated May 3, 2022, made by the Company in favor of the Sponsor in the principal amount of up to $350,000 (the “Original Note”), and any unpaid principal balance of the indebtedness evidenced by the Original Note has been merged into and evidenced by the Note. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. The Company has not borrowed any amount as of June 30, 2024 and December 31, 2023, and through the date of filing of this Form 10-Q.

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

The Company has until March 3, 2025, or during any Extension Period, to consummate a Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before March 3, 2025, or during any Extension Period, it is uncertain whether the Company will be able to consummate a Business Combination by this time. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, Management has determined that the mandatory liquidation, should a Business Combination not occur and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate our business prior to a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 3, 2025, or during any Extension Period.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than discussed below, that affects the liquidity or capital resources of the Company.

We have an agreement to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and support services.

On May 31, 2024, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $650,000 to the Sponsor, a significant stockholder of the Company, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note amended, replaced and superseded in its entirety that certain promissory note, dated May 3, 2022, made by the Company in favor of the Sponsor in the principal amount of up to $350,000 (the “Original Note”), and any unpaid principal balance of the indebtedness evidenced by the Original Note has been merged into and evidenced by the Note. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). The Company has not borrowed any amount as of June 30, 2024 and December 31, 2023, and through the date of filing of this Form 10-Q.

Our underwriters are entitled to a deferred underwriting commission of $4,127,237 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

On August 21, 2023, we engaged a capital markets advisor in connection with seeking an extension for completing a Business Combination, a possible acquisition of a third party by merger, consolidation, acquisition of stock or assets or other business combination, and as a placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities. We agreed to pay the capital markets advisor a transaction fee in connection with the services provided, payable upon and subject to our consummation of an initial business combination (“Capital Markets Advisor Fee”). The fee consists of a fixed and determinable portion and a variable portion contingent upon certain future events expected to take place upon completion of a Business Combination. As of June 30, 2024 and December 31, 2023, $1,000,000 was accrued for the fee as the amount was fixed and determinable. These costs may be paid using the proceeds of the cash available once a Business Combination is complete.

On March 28, 2024, the Company entered into the March Subscription Agreement with the Sponsor and the Capital Contribution Note Investor, pursuant to which the Sponsor sought to raise $600,000 to provide working capital to the Company. The Company will request funds from the Sponsor for working capital purposes (“Drawdown Request”). Upon at least five (5) calendar days’ prior written notice, the Sponsor may request a drawdown in order to meet the Sponsor’s commitment to the SPAC under a Drawdown Request (“Capital Call”). In consideration of the March Subscription Agreement, the Company will issue 600,000 Class A common shares to the Capital Contribution Note Investor at the Closing. Any amounts funded by the Sponsor to the Company under a Drawdown Request shall not accrue interest and shall be promptly repaid by the Company to the Sponsor upon the closing of an initial Business Combination. Following receipt of such sums from the Company, and in any event within five (5) business days of the closing of an initial Business Combination, the Sponsor or the Company shall pay the Capital Contribution Note Investor an amount equal to Capital Calls funded under the March Subscription Agreement (the “Business Combination Payment”). The Company and Sponsor are jointly and severally obligated to make the Business Combination Payment to the Capital Contribution Note Investor. The Capital Contribution Note Investor may elect at the closing of an initial Business Combination to receive such Business Combination Payment in cash or Class A common stock at a rate of one share of Class A common stock for each $10.00 of the Capital Calls funded under the March Subscription Agreement. If the Company liquidates without consummating a Business Combination, any amounts remaining in the Sponsor’s or the Company’s cash accounts (excluding any amounts in the Trust Account) after paying any outstanding third-party invoices will be paid to the Capital Contribution Note Investor within ten (10) days of the liquidation.

The Company classified the Capital Contribution Note as a liability and elected the fair value option, and records changes in fair value at each reporting period in the statement of operations. The fair value of the Capital Contribution Note will include both the fair value of the 600,000 shares in consideration for the Capital Calls and the principal as of each reporting date. As of June 30, 2024, the Company has borrowed $600,000 under such note and no additional borrowings are available under this note.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 31, 2024, the Company’s stockholders approved at the special meeting of stockholders a proposal to amend the Company’s charter to extend the date by which the Company has to consummate a business combination from the First Extended Date to the Second Extended Date. In connection with the votes to approve the Second Charter Amendment, the holders of an additional 12,498,716 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.61 per share, for an aggregate redemption amount of $132,667,234, leaving $23,355,048 in the Trust Account immediately after the redemptions.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of August 2024.

CONCORD ACQUISITION CORP II

By:	/s/ Jeff Tuder
Name:	Jeff Tuder
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michele Cito
Name:	Michele Cito
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)