Form 10-Q
period 2024-09-30
Concord Acquisition Corp II
filed 2024-10-30
CIK 1851959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	CNDAU	OTC Pink
Class A common stock, par value $0.0001 per share	CNDA	OTCQX
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	CNDAW	OTCQB

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

As of October 30, 2024, there were 2,200,303 shares of Class A common stock, par value $0.0001 per share, and 7,002,438 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CONCORD ACQUISITION CORP II

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

CONCORD ACQUISITION CORP II

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Cash	$739,144	$363,225
Income tax receivable	—	3,211
Financing proceeds receivable	16,600	—
Prepaid expenses	164,607	10,680
Total Current Assets	920,351	377,116
Cash held in Trust Account	23,700,403	153,928,848
Total Assets	$24,620,754	$154,305,964

Liabilities and Stockholders’ Deficit
Due to related party	$182,905	$750
Accrued income taxes	84,942	—
Accounts payable and accrued expenses	2,474,429	1,160,614
Excise tax payable	2,687,721	1,360,357
Total Current Liabilities	5,429,997	2,521,721
Warrant liability	1,915,756	1,930,756
Capital Contribution Note, at fair value	4,500,036	—
Deferred underwriters’ commission	343,120	4,127,237
Total Liabilities	12,188,909	8,579,714

Commitments and Contingencies

Common stock subject to possible redemption, 2,200,303 and 14,699,019 shares at redemption value of $10.76 and $10.47 at September 30, 2024 and December 31, 2023, respectively	23,665,412	153,932,010

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding, excluding 2,200,303 and 14,699,019 shares subject to possible redemption at September 30, 2024 and December 31, 2023, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,002,438 shares issued and outstanding	700	700
Additional paid-in capital	—	—
Accumulated deficit	(11,234,267)	(8,206,460)
Total Stockholders’ Deficit	(11,233,567)	(8,205,760)
Total Liabilities and Stockholders’ Deficit	$24,620,754	$154,305,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD ACQUISITION CORP II

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating costs	$838,843	$1,391,861	$1,749,558	$2,005,514
Loss from operations	(838,843)	(1,391,861)	(1,749,558)	(2,005,514)

Other (expense) income, net:
Other income	—	1,655	34	5,228
Income from cash and investments held in Trust Account	252,558	3,088,363	3,188,789	9,501,203
Recovery of offering costs attributable to warrants	397,281	—	397,281	—
Excess of fair value of Capital Contribution Note over initial principal balance at issuance	—	—	(565,079)	—
Change in fair value of Capital Contribution Note	(3,956,783)	—	(3,334,957)	—
Change in fair value of warrant liability	(294,732)	(947,343)	15,000	168,437
Total other (expense) income, net	(3,601,676)	2,142,675	(298,932)	9,674,868

Income before provision for income taxes	(4,440,519)	750,814	(2,048,490)	7,669,354
Provision for income taxes	(42,537)	(638,404)	(638,153)	(1,964,898)
Net (loss) income	$(4,483,056)	$112,410	$(2,686,643)	$5,704,456

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	2,200,303	24,392,704	9,225,129	26,790,819
Basic and diluted net (loss) income per share, Class A common stock subject to possible redemption	$(0.49)	$0.00	$(0.17)	$0.17

Basic and diluted weighted average shares outstanding, Class B common stock	7,002,438	7,002,438	7,002,438	7,002,438
Basic and diluted net (loss) income per share, Class B common stock	$(0.49)	$0.00	$(0.17)	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD ACQUISITION CORP II

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

			Class A		Class B		Additional
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	—	$—	—	$—	7,002,438	$700	$—	$(8,206,460)	$(8,205,760)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(1,294,142)	(1,294,142)
Net income	—	—	—	—	—	—	—	689,518	689,518
Balance as of March 31, 2024	—	—	—	—	7,002,438	700	—	(8,811,084)	(8,810,384)
Contribution - non-redemption agreements	—	—	—	—	—	—	90,353	—	90,353
Fair value of shareholder non-redemption agreements	—	—	—	—	—	—	(90,353)	—	(90,353)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	—	—	(1,327,364)	(1,327,364)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(946,473)	(946,473)
Net income	—	—	—	—	—	—	—	1,106,895	1,106,895
Balance as of June 30, 2024	—	—	—	—	7,002,438	700	—	(9,978,026)	(9,977,326)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(160,021)	(160,021)
Waiver of Deferred Underwriters’ Commission	—	—	—	—	—	—	—	3,386,836	3,386,836
Net loss	—	—	—	—	—	—	—	(4,483,056)	(4,483,056)
Balance as of September 30, 2024	—	$—	—	$—	7,002,438	$700	$—	$(11,234,267)	$(11,233,567)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

			Class A		Class B		Additional
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	—	$—	7,002,438	$700	$—	$(10,195,060)	$(10,194,360)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(2,336,130)	(2,336,130)
Net income	—	—	—	—	—	—	—	2,760,009	2,760,009
Balance as of March 31, 2023	—	—	—	—	7,002,438	700	—	(9,771,181)	(9,770,481)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(2,650,165)	(2,650,165)
Net income	—	—	—	—	—	—	—	2,832,037	2,832,037
Balance as of June 30, 2023	—	—	—	—	7,002,438	700	—	(9,589,309)	(9,588,609)
Contribution - non-redemption agreements	—	—	—	—	—	—	1,143,605	—	1,143,605
Fair value of stockholder non-redemption agreements	—	—	—	—	—	—	(1,143,605)	—	(1,143,605)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	—	—	(1,360,357)	(1,360,357)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(2,399,959)	(2,399,959)
Net income	—	—	—	—	—	—	—	112,410	112,410
Balance as of September 30, 2023	—	$—	—	$—	7,002,438	$700	$—	$(13,237,215)	$(13,236,515)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD ACQUISITION CORP II

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine
	Months Ended September,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(2,686,643)	$5,704,456
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from cash and investments held in Trust Account	(3,188,789)	(9,501,203)
Excess of fair value of Capital Contribution Note over initial principal balance at issuance	565,079	—
Change in fair value of Capital Contribution Note	3,334,957	—
Change in fair value of warrant liability	(15,000)	(168,437)
Recovery of offering costs attributable to warrants	(397,281)	—
Changes in operating assets and liabilities:
Prepaid expenses	(153,927)	177,879
Financing proceeds receivable	(16,600)	—
Due to related party	182,155	(7,303)
Accrued income taxes	88,153	(285,738)
Accounts payable and accrued expenses	1,313,815	1,039,937
Net cash used in operating activities	(974,081)	(3,040,409)

Cash Flows from Investing Activities:
Amounts withdrawn from Trust Account to pay taxes	750,000	2,564,720
Cash withdrawn from Trust Account in connection with redemptions	132,667,234	137,792,552
Net cash provided by investing activities	133,417,234	140,357,272

Cash flows from financing activities:
Redemption of Common Stock	(132,667,234)	(137,792,552)
Proceeds from Capital Contribution Note	600,000	—
Net cash used in financing activities	(132,067,234)	(137,792,552)

Net change in cash	375,919	(475,689)
Cash, beginning of the period	363,225	1,081,413
Cash, end of the period	$739,144	$605,724

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Increase in redemption value of shares subject to possible redemption	$2,400,636	$7,386,254
Increase in excise tax payable	$1,327,364	$1,360,357
Waiver of deferred underwriters’ commission	$3,386,836	$—
Non-cash contribution - non-redemption agreements	$—	$1,143,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not commenced any operations. All activity since February 18, 2021 (inception) through September 30, 2024, relates to the Company’s formation, the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination and completion of the proposed Business Combination (described below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability and Capital Contribution Note (which is described in Note 2 – Capital Contribution Note).

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a stockholder meeting called to approve the Business Combination; or (2) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations. As of September 30, 2024, the amount in the Trust Account redeemable by common stockholders is approximately $10.76 per public share.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

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

Deferred Underwriters’ Commission

The underwriters were entitled to a deferred underwriters’ commission of 3.5% of the gross proceeds of the IPO, or $9,803,413 in the aggregate upon the completion of the Company’s initial Business Combination. In December 2023 one of the underwriters waived their right to receive the deferred underwriters’ commission and in August 2024 a second underwriter waived their right to receive the deferred underwriters’ commission. As a result, neither underwriter will receive additional underwriting commissions in connection with the closing of a Business Combination (see Note 4).

Securities Listing

On May 23, 2024, the Company announced the transfer of the listing of its Class A common stock, units and warrants from the New York Stock Exchange to NYSE American LLC (“NYSE American”). The Company’s Class A common stock, units and warrants began trading on NYSE American on May 29, 2024 under the same ticker symbols.

On September 3, 2024, the Company received a letter from NYSE American LLC (“NYSE American” or the “Exchange”) stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s Class A Common Stock, Units and Warrants (collectively, the “Securities”) pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a Business Combination within 36 months of the effectiveness of its Initial Public Offering registration statement, or such shorter period that the Company specified in its registration statement. As a result of the determination, trading of the Company’s Securities on the NYSE American has been suspended.

On October 11, 2024, the Company joined OTCQX® Best Market (“OTCQX”) and began trading its Class A common stock under the symbol “CNDA”. The Company’s Units trade on the OTC Markets’ Pink Market under the symbol CNDAU. The Company’s redeemable warrants, each one whole warrant exercisable for one share of Class A common stock at a price of $11.50 per share, began trading on the OTCQB® Venture Market under the symbol CNDAW on October 21, 2024.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Proposed Business Combination

On August 26, 2024, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Events.com, Inc., a California corporation (“Events.com”), and Concord Merger Sub, Inc., a California corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, the parties will consummate a Business Combination transaction pursuant to which Merger Sub will merge with and into Events.com, with Events.com surviving the merger as a wholly-owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions” and the closing of the Transactions, the “Closing”). In connection with the Closing, it is expected that the Company will change its name to Events.com, Inc. and is referred to herein as “New CND” as of the time following such change of name.

Consideration

The aggregate equity consideration (other than the Unvested Earn Out Shares described below) to be issued to Events.com’s stockholders and issuable to certain other Events.com securityholders in the Transactions (the “Merger Consideration”) will be a number of shares of New CND Class A common stock, par value $0.0001 per share (“New CND common stock”), equal to 1,000,000 plus the quotient obtained by dividing (i) the sum of (a) $314,100,000, (b) the total amount raised by Events.com in any Interim Financing (as defined below), and (c) the aggregate exercise price of all vested and “in-the-money” stock options and warrants of Events.com outstanding immediately prior to the Closing, by (ii) $10.00.

Prior to the Closing, Events.com will complete a recapitalization, pursuant to which all outstanding shares of preferred stock will be converted into shares of common stock of Events.com. If the Events.com Charter Amendment (as defined below) is approved, at the Closing, each share of common stock of Events.com that is issued and outstanding immediately prior to the effective time of the Merger (other than treasury shares and Dissenting Shares, as defined in the Merger Agreement) will be cancelled and converted into the right to receive a number of shares of New CND common stock equal to an exchange ratio (the “Exchange Ratio”) determined by dividing the number of shares of New CND common stock constituting the Merger Consideration by the number of Aggregate Fully Diluted Company Common Shares (as defined in the Merger Agreement). All outstanding Events.com stock options will be converted into options for New CND common stock, adjusted by the Exchange Ratio, and any outstanding warrants and, to the extent permissible, convertible notes issued by Events.com will be assumed by New CND.

If the Events.com Charter Amendment is not approved, at the Closing, each share of common stock of Events.com that is issued and outstanding immediately prior to the effective time of the Merger (other than Dissenting Shares) will be converted into shares of New CND common stock in accordance with the terms of Events.com’s existing articles of incorporation. In such case, the Merger Consideration will be distributed to all holders of Events.com’s capital stock and other securities convertible into Events.com stock, provided those securities are vested, in-the-money, or automatically convertible at the time of the Merger.

Earnout

At the Closing, New CND will issue 4,000,000 additional shares (the “Unvested Earn Out Shares”) of New CND common stock to the stockholders of Events.com as of immediately prior to the Closing. The Unvested Earn Out Shares will be unvested at issuance, and will vest if the volume weighted average price (the “VWAP”) of the shares of New CND Class A common stock equals or exceeds certain minimum share prices for any 20 trading days during a period of 30 consecutive trading days at any time during the seven years following the Closing (the “Earnout Period”), as follows:

●	1,000,000 shares if the VWAP of the shares of New CND common stock equals or exceeds $12.50 (“Triggering Event I”);
●	1,000,000 shares if the VWAP of the shares of New CND common stock equals or exceeds $15.00 (“Triggering Event II”);
●	1,000,000 shares if the VWAP of the shares of New CND common stock equals or exceeds $17.50 (“Triggering Event III”); and
●	1,000,000 shares if the VWAP of the shares of New CND common stock equals or exceeds $20.00 (“Triggering Event IV”).

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

If a “change of control” of New CND occurs prior to the end of the Earnout Period, Triggering Event I and Triggering Event II will be deemed to have occurred, and if the consideration payable in the change of control has a per share value in excess of the prices applicable to Triggering Event III and/or Triggering Event IV, Triggering Event III and/or Triggering Event IV, as applicable, will also be deemed to have occurred. Any Unvested Earn Out Shares that do not vest prior to the end of the Earnout Period will be automatically forfeited.

Representations and Warranties

The Merger Agreement contains customary representations and warranties of the parties, which will terminate and be of no further force and effect as of the Closing.

Covenants

The Merger Agreement contains customary covenants of the parties, including, among others, covenants providing for (i) certain limitations on the operation of the parties’ respective businesses prior to consummation of the Transactions, (ii) the parties’ efforts to satisfy conditions to consummation of the Transactions, including by obtaining necessary approvals from governmental agencies as applicable, (iii) prohibitions on the parties soliciting alternative transactions, (iv) the parties preparing and the Company filing a registration statement on Form S-4 (the “Form S-4”) with the Securities and Exchange Commission (the “SEC”) and taking certain actions to obtain the requisite approval of the Company’s stockholders to vote in favor of certain matters (the “Company Stockholder Matters”), including the adoption and approval of the Merger Agreement and the Transactions, at a special meeting to be called therefor (the “Company Stockholders’ Meeting”), (v) Events.com using reasonable best efforts to prepare and deliver certain financial statements required to be included in the Form S-4 (the “Required Financials”), (vi) the parties’ efforts to obtain commitments from additional investors as to the Financings (as defined below) and cooperate with respect to the Interim Financings and (vii) the protection of, and access to, confidential information of the parties.

The Merger Agreement also requires Events.com to use its reasonable best efforts to obtain the requisite approval of its shareholders to (i) approve the Merger and (ii) an amended and restated articles of incorporation of Events.com (the “Events.com Charter Amendment”) providing for, among other things, the contemplated treatment of securities of Events.com set forth in the Merger Agreement and summarized above.

Interim Financing

The Merger Agreement provides for the parties to cooperate, between the date of the Merger Agreement and the Closing, to raise capital for Events.com through the sale of equity securities, or securities convertible into equity securities (the “Interim Financing”). Following date of the Merger Agreement and until the earlier of the Closing or the termination of the Merger Agreement (the “Interim Period”), Events.com will be required to pay to the Company an amount equal to the lesser of (i) the amount of unpaid Company transaction expenses actually incurred by the Company as of the applicable payment date and (ii) the Interim Parent Funding Amount (as defined below), in each case, within three business days after receipt by Events.com of reasonably detailed evidence of the incurrence of such expenses. “Interim Parent Funding Amount” is calculated as of any given date during the Interim Period, an amount equal to (i) 10% of the first $7,000,000 of net proceeds received by Events.com from investors or other financing sources introduced by any person other than the Company, Cohen & Company Capital Markets or their respective affiliates in connection with any Interim Financing, (ii) 25% of the net proceeds received by Events.com from investors or other financing sources introduced by any person other than the Company, Cohen & Company Capital Markets or their respective affiliates in connection with any Interim Financing in excess of the first $7,000,000 and (iii) 25% of the net proceeds received by Events.com from investors or other financing sources introduced by the Company, Cohen & Company Capital Markets or their respective affiliates in connection with any Interim Financing. The Interim Parent Funding Amount as of a given date shall be reduced by any amounts previously paid by or on behalf of Events.com to or as directed by the Company pursuant to any prior payments of an Interim Parent Funding Amount, and in no event shall the aggregate amount of Interim Parent Funding Amounts exceed $10,000,000 in the aggregate.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Second Amended and Restated Certificate of Incorporation

Pursuant to the terms of the Merger Agreement, at the Closing the amended and restated certificate of incorporation of New CND will be further amended and restated (the “Second Restated Charter”) to, among other things, create a class of common stock of New CND, Class B common stock. The shares of Class B common stock will be entitled to the rights and privileges set forth in the Second Restated Charter, the form of which is attached as Exhibit D to the Merger Agreement, including ten votes per share on any matter that such share is entitled to vote upon.

Conditions to Closing

The consummation of the Transactions is subject to customary closing conditions, including, among others: (i) approval by the Company’s and Events.com’s respective stockholders, (ii) no law, regulation, judgment, decree, executive order or award enjoining or prohibiting the consummation of the Transactions, (iii) Available Closing Cash (as defined below) as of immediately after the Closing being at least $30 million, (iv) the effectiveness of the Form S-4, (v) receipt of approval for listing on the New York Stock Exchange of the shares of New CND common stock to be issued in connection with the Transactions, (vi) no material adverse effect with respect to the Company or Events.com having occurred and continuing and (vii) the accuracy of the parties’ respective representations and warranties (subject to specified materiality thresholds) and the material performance of the parties’ respective covenants and other obligations. “Available Closing Cash” is defined in the Merger Agreement as (i) the aggregate cash proceeds in the Company’s trust account, after giving effect to any redemptions by the Company’s public stockholders, plus any additional funds raised by the Company (other than non-convertible debt securities and working capital loans), plus the aggregate amount of cash funded to Events.com pursuant to any Interim Financing during the period commencing on the day prior to the signing of the Merger Agreement and ending at Closing, minus (ii) the amount of all of the Company’s transaction expenses and Events.com’s transaction expenses (subject, for purposes of such calculation, to a cap of $10,000,000).

Termination

The Merger Agreement may be terminated at any time prior to the effective time of the Merger: (i) by mutual written consent of the Company and Events.com; (ii) by either the Company or Events.com if the Closing has not occurred by March 3, 2025 (or such later date as the Company’s deadline to consummate a business combination shall be extended to, if applicable) (the “Outside Date”), provided that the right to terminate the Merger Agreement upon the occurrence of the Outside Date will not be available to a party if a breach or violation by such party or its affiliates of any representation, warranty, covenant or obligation under the Merger Agreement was the primary cause of, or resulted in, the failure of the Closing to occur on or before the Outside Date; (iii) by Events.com if there has been a Change in Recommendation , or if, at the Company Stockholders’ Meeting, approval of the Company Stockholder Matters is not obtained; (iv) by the Company if Events.com does not deliver approval of the Transactions by the requisite holders of its capital stock within ten business days after the date that the Form S-4 is declared effective; (v) by Events.com if the Company’s Class A common stock has been delisted from the NYSE American, and such delisting has become final and non-appealable; or (vi) in the event of certain uncured breaches by the other party.

Transaction Expenses

The Merger Agreement provides that each party to the Merger Agreement is generally responsible for its own expenses related to the Transactions. However, Events.com has agreed to pay all filing fees pursuant to antitrust laws or other regulatory approvals required in connection with the Merger and all costs, fees and expenses incurred in connection with the preparation, filing and mailing of the Form S-4 (including the proxy statement to be included therein) and the review and approval of the Registration Statement by the SEC. If the Merger Agreement is terminated as a result of Events.com failing to obtain the requisite shareholder approval, Events.com will be required to pay the Company the total amount of the Company’s unpaid transaction expenses, not to exceed $3,000,000, reduced (but not below zero) by the aggregate Interim Parent Funding Amount previously paid to or as directed by the Company.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Lock-Up Agreement

Concurrently with the execution and delivery of the Merger Agreement, and effective upon Closing, the Company entered into a Lock-Up Agreement (the “Lock-Up Agreement”) with Mitch Thrower and Steven Partridge (the “Founders”), and following the execution of the Merger Agreement Events.com will seek to have certain additional Events.com stockholders enter into the Lock-Up Agreement. Pursuant to the terms of the Lock-Up Agreement, the Founders have agreed, and the other stockholders who become party to the Lock-Up Agreement will agree, to not effect any sale or other transfer of New CND common stock, subject to certain customary exceptions set forth in the Lock-Up Agreement, during the period commencing at the Closing and ending on the earlier of (i) one year following the Closing, (ii) such date as New CND completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of New CND’s stockholders having the right to exchange their shares of New CND common stock for cash, securities or other property or (iii) the date on which the last sale price of the New CND common stock equals or exceeds $12.00 per share (as adjusted for share splits, share consolidations, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing.; provided that for the stockholders other than the Founders, 25% of each holder’s shares will be released from lock-up every 3 months following the Closing.

Sponsor Support Agreement

Concurrently with the execution and delivery of the Merger Agreement, the Company entered into a sponsor support agreement (the “Sponsor Support Agreement”) with Events.com, the Sponsor and CA2. Pursuant to the Sponsor Support Agreement, the Sponsor and CA2 have, among other things, agreed (i) to vote all of their shares of the Company’s common stock in favor of the approval of the Transactions, including the Merger, (ii) not to redeem any of their shares of the Company’s common stock, (iii) to waive their anti-dilution protections with respect to their shares of the Company’s Class B common stock and (iv) to forfeit an aggregate of 1,000,000 shares of the Company’s Class B common stock at the Closing. In addition, if the accrued and unpaid transaction expenses of the Company exceed $10,000,000 then, immediately prior to the Closing, the Sponsor must either forfeit a number of shares of Parent Class B Stock, valued at $10.00 per share, to cover the excess amount, or pay such excess amount by wire transfer of immediately available funds to an account designated by Events.com.

Stockholder Support Agreement

In connection with the execution of the Merger Agreement, the Company entered into a support agreement (the “Stockholder Support Agreement”) with certain stockholders of Events.com pursuant to which such stockholders have, among other things, agreed to (i) vote all of their shares of Events.com stock to adopt and approve the Merger Agreement and all other documents and transactions contemplated thereby and (ii) subject their shares of Events.com common stock to certain transfer restrictions.

Tax Receivable Agreement

In connection with the Closing, Events.com, the Company and certain Events.com shareholders will enter into a Tax Receivable Agreement (the “TRA”), pursuant to which, among other things, New CND will agree to pay certain Events.com stockholders 85% of the tax benefits realized from the post-closing utilization of Events.com’s pre-closing tax attributes. Under the TRA, New CND will be required to calculate realized tax benefits on an annual basis. Unless there is an early termination of the TRA, the TRA will remain in effect until all of Events.com’s pre-closing tax attributes have been realized (which may never occur). New CND will have the right to terminate the TRA at any time by giving notice and paying an “early termination payment.” For purposes of calculating the early termination payment, it is assumed that New CND will generate enough income to use all remaining pre-closing tax attributes in the earliest possible tax year. In addition, a change of control of New CND, or a divestiture of Events.com by Parent, generally would require an early termination payment.

Registration Rights Agreement

The Merger Agreement provides that, in connection with the Closing, New CND, certain stockholders of the Company (including the Sponsor) and certain stockholders of Events.com will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which New CND will agree to register for resale certain shares of New CND common stock and other equity securities that are held by the parties thereto from time to time.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

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

Initial Business Combination

The Company will have until March 3, 2025, or during any Extension Period, (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within such period or during any additional Extension Period (as defined below), the Company will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable (excluding excise taxes), and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to their warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

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

Liquidity and Going Concern Considerations

As of September 30, 2024, the Company had cash of $739,144 held outside of the Trust Account and available for working capital purposes. Further, investment income on the funds held in the Trust Account may be released to the Company to pay taxes (excluding excise taxes) and up to $100,000 to pay dissolution expenses. Additionally, the Company has incurred an excise tax liability of $2,687,721, of which approximately $1,360,000 is payable in October 2024. The Company currently has insufficient funds to pay this liability, absent any additional financing.

On March 28, 2024, the Company entered into a subscription agreement (the “March Subscription Agreement”) with the Sponsor and the Capital Contribution Note Investor (see Note 6), pursuant to which the Capital Contribution Note Investor has agreed to provide up to $600,000 to the Sponsor and, subsequently, the Sponsor would loan the funds to the Company (the “Capital Contribution Note”) through a Promissory Note as discussed in Note 3 and Note 6. As of September 30, 2024, the Company called $600,000 under the Capital Contribution Note (see Note 6) and subsequently borrowed $600,000 under a Promissory Note (see Note 3).

On May 31, 2024, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $650,000 to the Sponsor, a significant stockholder of the Company, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note amended, replaced and superseded in its entirety that certain promissory note, dated May 3, 2022, made by the Company in favor of the Sponsor in the principal amount of up to $350,000 (the “Original Note”), and any unpaid principal balance of the indebtedness evidenced by the Original Note has been merged into and evidenced by the Note. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial Business Combination (such date, the “Maturity Date”). The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. At September 30, 2024 and December 31, 2023, there was no amount outstanding under the Note.

Pursuant to the Merger Agreement with Events.com, the Merger Agreement provides for the parties to cooperate, between the date of the Merger Agreement and the Closing, to raise capital for Events.com through the sale of equity securities, or securities convertible into equity securities (the “Interim Financing”). In association with the Merger Agreement, Events.com will be required to pay to the Company an amount based on funds raised by Events.com (see Note 2).

If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate our business prior to completing a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because the Company becomes obligated to redeem a significant number of additional public shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a Business Combination. In addition, following a Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The Company has until March 3, 2025, or during any Extension Period, to consummate a Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before March 3, 2025, or during any Extension Period, it is uncertain whether the Company will be able to consummate a Business Combination by this time. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, Management has determined that the mandatory liquidation, should a Business Combination not occur and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate its business prior to completing a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts and classification of assets or liabilities should the Company be required to liquidate after March 3, 2025, or during any Extension Period.

Risks and Uncertainties

The continuing military conflict between the Russian Federation and Ukraine, the military actions between Hamas and Israel and the risk of escalations of other military conflicts have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, cash flows and completion of a Business Combination is not determinable as of the date of these financial statements.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 1, 2024, which contains the audited financial statements and notes thereto. The accompanying condensed consolidated balance sheet as of December 31, 2023, has been derived from those audited financial statements. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future interim periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly - owned subsidiary, Merger Sub. All intercompany transactions have been eliminated.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023, respectively.

Cash Held in Trust Account

As of September 30, 2024 and December 31, 2023, funds held in Trust Account consisted of interest bearing demand deposits that generally have a readily determinable fair value. Such funds are presented on the condensed consolidated balance sheets at fair value at the end of the reporting period. Interest on the demand deposits is included in income from cash and investments held in Trust Account in the accompanying condensed consolidated statements of operations.

During the three and nine months ended September 30, 2023, investments held in Trust Account consisted of interest bearing demand deposits and mutual funds that invest primarily in US government securities and generally have a readily determinable fair value. Interest, dividends, and gains and losses resulting from the change in fair value of these securities are included in income from cash and investments held in Trust Account in the accompanying condensed consolidated statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed, and as of September 30, 2024 and December 31, 2023 did exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2024 and December 31, 2023, the Company has not experienced losses on this account.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SAB Topic 5A-“Expenses of Offering”. Offering costs consist of legal, accounting, underwriting discount and other costs that are directly related to the IPO. Accordingly, offering costs were initially charged to stockholders’ equity (consisting of underwriting discount, deferred underwriters’ commission, and other offering costs offset by offering costs attributable to the warrant liability and recorded in the consolidated statement of operations). The Company adopted the residual method to allocate the gross proceeds between Class A common stock and warrants based on their relative fair values.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Deferred Underwriters’ Commission

The Company complies with ASC 405, “Liabilities” and derecognized the deferred underwriting commission liability upon being released of the obligation by the underwriters. Upon the IPO, the Company accounted for the deferred underwriter’s commission as an offering cost. To account for the waiver of the deferred underwriting commission, the Company reduced the deferred underwriter commission liability and reversed the previously recorded cost of issuing the instruments in the IPO, which included recognizing a contra-expense in the amount previously allocated to liability classified warrants and expensed upon the IPO, and reduced the accumulated deficit and increased income available to Class B common stock, which was previously allocated to the Class A common stock subject to redemption and accretion recognized at the IPO date (see Note 4).

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

For the three and nine months ended September 30, 2024 and 2023, the changes in Class A common stock subject to possible redemption is as follows:

	Shares	Amount
January 1, 2023	28,009,750	$283,033,156
Plus:
Increase in redemption value of shares subject to possible redemption	—	2,336,130
March 31, 2023	28,009,750	285,369,286
Plus:
Increase in redemption value of shares subject to possible redemption	—	2,650,165
June 30, 2023	28,009,750	288,019,451
Less:
Redemptions	(13,310,731)	(137,792,552)
Plus:
Increase in redemption value of shares subject to possible redemption	—	2,399,959
September 30, 2023	14,699,019	$152,626,858

January 1, 2024	14,699,019	$153,932,010
Plus:
Increase in redemption value of shares subject to possible redemption	—	1,294,142
March 31, 2024	14,699,019	155,226,152
Less:
Redemptions	(12,498,716)	(132,667,234)
Plus:
Increase in redemption value of shares subject to possible redemption	—	946,473
June 30, 2024	2,200,303	23,505,391
Plus:
Increase in redemption value of shares subject to possible redemption	—	160,021
September 30, 2024	2,200,303	$23,665,412

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement” approximates the carrying amounts represented in the consolidated balance sheets, primarily due to their short-term nature.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the consolidated statement of operations. Derivative assets and liabilities are classified in the condensed consolidated balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Stock-Based Compensation

The sale or transfers of the Founder Shares to members of the Company’s board of directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of September 30, 2024 and for all prior periods, the Company determined that a Business Combination is not considered probable until the Business Combination is completed, and therefore, no stock-based compensation expense has been recognized.

Capital Contribution Note

The Company elected to account for the Capital Contribution Note entered into with an investor (the “Capital Contribution Note Investor”) and the Sponsor pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the Capital Contribution Note and fair value at issuance are recognized as either an expense in the consolidated statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Capital Contribution Note are recognized as non-cash gains or losses in the condensed consolidated statements of operations. The Company has determined that the fair value option better reflects the underlying economics of the Capital Contribution Note. The fair value of the Capital Contribution Note includes both the fair value of the 600,000 shares in consideration for the Capital Calls as described in Note 6 and the principal as of each reporting date. As such, the Capital Contribution Note was initially measured at $600,000 as of the issue date. Upon the Capital Calls in April and June, the Company recognized an excess of fair value of the Capital Contribution Note over the initial principal balance. For the three and nine months ended September 30, 2024, the Company recognized an excess of fair value of the Capital Contribution Note of $0 and $565,079, respectively. The Capital Contribution Note did not exist in 2023 and no excess of fair value of the Capital Contribution Note was recognized in the three or nine months ended September 30, 2023. For the three and nine months ended September 30, 2024, the Company recognized an unrealized loss of $3,956,783 and $3,334,957, respectively, due to the change in fair value of the Capital Contribution Note in the consolidated statement of operations. As of September 30, 2024, the fair value of the Capital Contribution Note was $4,500,036 (see Note 6).

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Events.com Interim Financing

The Company accounts for the funds received and receivable recognized in association with the Interim Financing from Events.com in accordance with SAB Topic 5.A. As such, for the three and nine months ended September 30, 2024, the Company reported $525,000 cash received and $16,600 due from Events.com as a reduction in operating costs on the consolidated statement of operations and $16,600 as financing proceeds receivable on the unaudited condensed consolidated balance sheet at September 30, 2024.

As of September 30, 2024, the Company had received $525,000 and is due an additional $16,600. For the three and nine months ended September 30, 2024, the Company has recognized a reduction in operating costs of $541,600.

Warrant Liability

The Company accounts for the 14,737,883 warrants issued in connection with the Initial Public Offering (the 9,336,583 Public Warrants and the 5,401,300 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40, “Contracts in Entity’s Own Equity”. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be classified as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of operations.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2024 and 2023, primarily due to changes in fair value of the warrant liability, which are not currently recognized in taxable income, non-deductible start-up costs, change in fair value of Capital Contribution Note, and the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income or loss or the related tax provision or benefit but is otherwise able to make a reasonable estimate, the tax provision or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results through September 30, 2024 and 2023.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

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

Any redemption or other repurchase that occurs in connection with a Business Combination may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with a Business Combination, (ii) the timing, nature and amount of the equity issued in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination. At September 30, 2024 and December 31, 2023, there were $2,687,721 and $1,360,357, respectively, in excise taxes payable related to cumulative share redemptions as of September 30, 2024 and December 31, 2023, respectively. In accordance with ASC 340-10-S99-1, the liability does not impact the condensed consolidated statements of operations and is offset against accumulated deficit because additional paid-in capital is not available.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

During the three and nine months ended September 30, 2024 and 2023, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company.

For the three and nine months ended September 30, 2024 and 2023, basic and diluted net income per common share is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(1,071,863)	$(3,411,193)	$87,338	$25,072	$(1,527,316)	$(1,159,327)	$4,522,413	$1,182,043

Denominator
Weighted-average shares outstanding	2,200,303	7,002,438	24,392,704	7,002,438	9,225,129	7,002,438	26,790,819	7,002,438
Basic and diluted net (loss) income per share	$(0.49)	$(0.49)	$0.00	$0.00	$(0.17)	$(0.17)	$0.17	$0.17

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 on January 1, 2024. The adoption of ASU 2023-09 has not had a material impact on the Company’s unaudited condensed consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-07 will have a material impact on its financial statements and disclosures.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

NOTE 3. RELATED PARTY TRANSACTIONS

Founder Shares

On March 1, 2021, the Sponsors paid $25,000 in exchange for Class B common stock and transferred an aggregate of 75,000 Founder Shares to three members of the board of directors (each received 25,000 Founder Shares). At September 30, 2024 and December 31, 2023, there were 7,002,438 Founder Shares outstanding.

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

Promissory Note — Related Party

On May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. On May 31, 2024, the Company issued the Note in the principal amount of up to $650,000 to the Sponsor, which amended, replaced and superseded in its entirety the Original Note, made by the Company in favor of the Sponsor in the principal amount of up to $350,000. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination. The Company has not borrowed any amount as of September 30, 2024 and December 31, 2023, and through the date of filing of this Form 10-Q.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsors. As of September 30, 2024 and December 31, 2023, and through the date of filing of this Form 10-Q, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recognized an expense of $60,000 and $180,000 for the administrative service fee for the three and nine months ended September 30, 2024 and 2023, which is included in operating costs on the condensed consolidated statements of operations, respectively. As of September 30, 2024 and December 31, 2023, the Company had $180,000 and $0, respectively, outstanding due to the affiliate of the Sponsor related to the administrative service fee.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Due to Related Party

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of September 30, 2024 and December 31, 2023, the Company had an outstanding balance due to the affiliate of the Sponsor of $182,905 and $750, respectively (including $180,000 and $0, respectively, for the administrative service fee at September 30, 2024 and December 31, 2023, as noted above). The amount is included in due to related party on the condensed consolidated balance sheets and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

NOTE 4. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement entered into on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities.

Capital Markets Advisor Agreement

On August 21, 2023, the Company engaged a capital markets advisor in connection with seeking an extension for completing a Business Combination, a possible acquisition of a third party by merger, consolidation, acquisition of stock or assets or other business combination, and as a placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities. The Company agreed to pay the capital markets advisor a transaction fee in connection with the services provided, payable upon and subject to the Company’s consummation of an initial business combination (“Capital Markets Advisor Fee”). The fee consists of a fixed and determinable portion and a variable portion contingent upon certain future events expected to take place upon completion of a Business Combination. As of September 30, 2024 and December 31, 2023, $1,000,000 was accrued for the fee as the amount was fixed and determinable. These costs may be paid for using the proceeds of the cash available once a Business Combination is complete.

Expenses Contingent on the Closing of a Business Combination

As of September 30, 2024 and December 31, 2023, the Company has incurred $2,260,191 and $1,065,000, respectively, in fees contingent on the closing of a business combination. These costs may be paid for using the proceeds of the cash available once the business combination is complete. The amounts are included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Deferred Underwriters’ Commission

The underwriters were entitled to a deferred underwriters’ commission of 3.5% of the gross proceeds of the IPO, or $9,803,413 in the aggregate upon the completion of the Company’s initial Business Combination. In December 2023 one of the underwriters waived their right to receive the deferred underwriters’ commission and in August 2024 a second underwriter waived their right to receive the deferred underwriters’ commission. As a result, neither underwriter will receive additional underwriting commissions in connection with the closing of a Business Combination. The Company considers the deferred underwriters’ commission an offering cost. Offering costs are charged to stockholders’ equity or the consolidated statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Upon the waiver of these offering costs, a portion of these offering costs were recorded to the consolidated statement of operations and to stockholders’ equity. As a result of the waived deferred underwriters’ commission during the three months ended September 30, 2024 and December 31, 2023, the Company recognized $397,281 and $595,921 of income, respectively; $3,386,836 and $5,080,255 was recorded to accumulated deficit, respectively, and the deferred underwriters’ commission liability was reduced by $3,784,117 and $5,676,176, respectively.

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of September 30, 2024 and December 31, 2023, there were no shares of preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 0 shares of Class A common stock outstanding, excluding 2,200,303 and 14,699,019 shares of Class A common stock subject to possible redemption which are classified as temporary equity, respectively.

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

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. Holders of the Class B common stock are entitled to one vote for each share. There were 7,002,438 shares of Class B common stock issued and outstanding as of September 30, 2024 and December 31, 2023. Pursuant to the August 2023 Non-Redemption Agreements discussed in Note 2, 2,326,496 shares are subject to forfeiture upon consummation of the Company’s initial Business Combination. Additionally, pursuant to the May 2024 Non-Redemption Agreements discussed in Note 2, the Sponsor agreed to forfeit an aggregate of 75,000 shares of Class B common stock for the first six months of extension, and an aggregate of 9,000 additional shares of Class B common stock for each additional month of extension, up to three additional months upon consummation of the Company’s initial Business Combination.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The shares of Class B common stock not previously forfeited will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering (not including the Class A common stock issuable upon exercise of the Private Placement Warrants) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (net of the number of shares of Class A common stock redeemed in connection with the initial Business Combination), excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination. In no event shall the Class B Common Stock convert into Class A Common Stock at a ratio that is less than one-for-one.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

In April and June 2024, the Company borrowed an aggregate of $600,000 under the Capital Contribution Note. The fair value of the Capital Contribution Note includes both the fair value of the 600,000 shares in consideration for the Capital Calls and the principal as of each reporting date. As such, the Capital Contribution Note was initially measured at $600,000 as of the issue date. For the three and nine months ended September 30, 2024, the Company recognized an unrealized gain of $3,956,783 and $3,900,036, respectively, on the change in the fair value of the Capital Contribution Note in the consolidated statements of operations. As of September 30, 2024, the fair value of the Capital Contribution Note was $4,500,036 (see Note 7).

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents fair value information as of September 30, 2024 and December 31, 2023, for the Company’s assets and liabilities that are accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		September 30,	December 31,
Liabilities:	Level	2024	2023
Warrant Liability – Public Warrants	(a)	$1,213,756	$1,213,756
Warrant Liability – Private Placement Warrants	3	$702,000	$717,000
Capital Contribution Note	3	$4,500,036	$—
(a)	Level 2 at September 30, 2024 and Level 1 at December 31, 2023

As of September 30, 2024 and December 31, 2023, cash held in the Trust Account was held in an interest-bearing demand deposit account. Such cash in the Trust Account is presented on the condensed consolidated balance sheets at fair value.

The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices at the close of market. At September 30, 2024, there was insufficient trading volume for the Company’s Public Warrants to be classified as Level 1 and as a result, they were classified as Level 2. At December 31, 2023, the Company determined there was sufficient trading activity to classify its Public Warrants as Level 1.

At September 30, 2024 and December 31, 2023, the Company used a Monte Carlo simulation model to value the Private Placement Warrants using unobservable inputs. Management utilizes significant judgment to determine the values of these unobservable inputs. Significant deviations from these estimates and inputs could result in a material change in fair value. The key inputs used to determine the fair value of the Private Placement Warrants are classified within Level 3 of the fair value hierarchy.

The key inputs into the valuation models used to value the Private Placement Warrants were as follows:

Input	September 30, 2024		December 31, 2023
Common stock price	$10.40		$10.38
Risk-free interest rate	3.57%		3.81%
Expected term in years	5.43	years	5.43	years
Expected volatility	0.001%		7.244%
Exercise price	$11.50		$11.50
Public warrant price	$0.13		$0.13

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The Capital Contribution Note is measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations. Valuation of the Capital Contribution Note was determined using a Probability Weighted Expected Return Method (“PWERM”) and classified as a Level 3 valuation. The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our financial liabilities classified as Level 3 for the period ended September 30, 2024 and 2023:

	Capital Contribution	Private Placement
	Note	Warrants
Changes in fair value of financial liabilities measured with level 3:
December 31, 2023	$—	$717,000
Initial value of the Capital Contribution Note	600,000	—
Change in fair value	—	(116,000)
March 31, 2024	600,000	601,000
Excess of fair value of Capital Contribution Note over initial principal balance at issuance	565,079	—
Change in fair value	(621,826)	(7,000)
June 30, 2024	543,253	594,000
Change in fair value	3,956,783	108,000
September 30, 2024	$4,500,036	$702,000

		Private Placement
		Warrants

December 31, 2022		$625,000
Change in fair value		(241,000)
March 31, 2023		384,000
Change in fair value		(168,000)
June 30, 2023		216,000
Change in fair value		347,000
September 30, 2023		$563,000

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than discussed above and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On October 11, 2024, the Company joined OTCQX® Best Market (“OTCQX”) and began trading its Class A common stock under the symbol “CNDA”. The Company’s Units trade on the OTC Markets’ Pink Market under the symbol CNDAU. The Company’s redeemable warrants, each one whole warrant exercisable for one share of Class A common stock at a price of $11.50 per share, began trading on the OTCQB® Venture Market under the symbol CNDAW on October 21, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Concord Acquisition Corp II. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsors” refer to Concord Sponsor Group II LLC and CA2 Co-Investment, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, the business strategy, plans and objectives of management for future operations, and the impact of the ongoing military conflicts between the Russian Federation and Ukraine and in the middle east region on the Company’s search for a Business Combination (as defined below), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Company’s annual report on Form 10-K and quarterly reports on Form 10-Q filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The underwriters were entitled to a deferred underwriters’ commission of 3.5% of the gross proceeds of the IPO, or $9,803,413 in the aggregate (including the commission related to the underwriters’ exercise of the over-allotment option) upon the completion of the Company’s initial Business Combination. In December 2023, one of the underwriters waived their right to receive the deferred underwriters’ commission and in August 2024 a second underwriter waived their right to receive the deferred underwriters’ commission. As a result, neither underwriter will receive additional underwriting commissions in connection with the closing of a Business Combination. As a result of the waived deferred underwriters’ commission during the three months ended September 30, 2024 and December 31, 2023, the Company recognized $397,281 and $595,921 of income, respectively; $3,386,836 and $5,080,255 was recorded to accumulated deficit, respectively, and the deferred underwriters’ commission liability was reduced by $3,784,117 and $5,676,176, respectively.

On March 28, 2024, we entered into a subscription agreement (the “March Subscription Agreement”) with the Sponsor and an investor (the “Capital Contribution Note Investor”), pursuant to which the Capital Contribution Note Investor has agreed to provide up to $600,000 to the Sponsor and, subsequently, the Sponsor would loan the funds to the Company as discussed in Note 6. As of September 30, 2024, the Company received $600,000 under the Capital Contribution Note.

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

Securities Listing

On May 23, 2024, the Company announced the transfer of the listing of its Class A common stock, units and warrants from the New York Stock Exchange to NYSE American LLC (“NYSE American”). The Company’s Class A common stock, units and warrants began trading on NYSE American on May 29, 2024 under the same ticker symbols.

On September 3, 2024, the Company received a letter from NYSE American LLC (“NYSE American” or the “Exchange”) stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s Class A Common Stock, Units and Warrants (collectively, the “Securities”) pursuant to Sections 119 (b) and 119 (f) of the NYSE American Company Guide because the Company failed to consummate a Business Combination within 36 months of the effectiveness of its Initial Public Offering registration statement, or such shorter period that the Company specified in its registration statement. As a result of the determination, trading of the Company’s Securities on the NYSE American has been suspended.

As disclosed in the Company’s Form 8 - K filed with the SEC on October 21, 2024, On October 11, 2024, the Company joined OTCQX® Best Market (“OTCQX”) and began trading its Class A common stock under the symbol “CNDA”. The Company’s Units trade on the OTC Markets’ Pink Market under the symbol CNDAU. The Company’s redeemable warrants, each one whole warrant exercisable for one share of Class A common stock at a price of $11.50 per share, began trading on the OTCQB® Venture Market under the symbol CNDAW on October 21, 2024.

Proposed Business Combination

On August 26, 2024, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Events.com, Inc., a California corporation (“Events.com”), and Concord Merger Sub, Inc., a California corporation and a direct, wholly - owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, the parties will consummate a Business Combination transaction pursuant to which Merger Sub will merge with and into Events.com, with Events.com surviving the merger as a wholly - owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions” and the closing of the Transactions, the “Closing”). In connection with the Closing, it is expected that the Company will change its name to Events.com, Inc. and is referred to herein as “New CND” as of the time following such change of name.

Consideration

The aggregate equity consideration (other than the Unvested Earn Out Shares described below) to be issued to Events.com’s stockholders and issuable to certain other Events.com securityholders in the Transactions (the “Merger Consideration”) will be a number of shares of New CND Class A common stock, par value $0.0001 per share (“New CND common stock”), equal to 1,000,000 plus the quotient obtained by dividing (i) the sum of (a) $314,100,000, (b) the total amount raised by Events.com in any Interim Financing (as defined below), and (c) the aggregate exercise price of all vested and “in - the - money” stock options and warrants of Events.com outstanding immediately prior to the Closing, by (ii) $10.00.

Prior to the Closing, Events.com will complete a recapitalization, pursuant to which all outstanding shares of preferred stock will be converted into shares of common stock of Events.com. If the Events.com Charter Amendment (as defined below) is approved, at the Closing, each share of common stock of Events.com that is issued and outstanding immediately prior to the effective time of the Merger (other than treasury shares and Dissenting Shares, as defined in the Merger Agreement) will be cancelled and converted into the right to receive a number of shares of New CND common stock equal to an exchange ratio (the “Exchange Ratio”) determined by dividing the number of shares of New CND common stock constituting the Merger Consideration by the number of Aggregate Fully Diluted Company Common Shares (as defined in the Merger Agreement). All outstanding Events.com stock options will be converted into options for New CND common stock, adjusted by the Exchange Ratio, and any outstanding warrants and, to the extent permissible, convertible notes issued by Events.com will be assumed by New CND.

If the Events.com Charter Amendment is not approved, at the Closing, each share of common stock of Events.com that is issued and outstanding immediately prior to the effective time of the Merger (other than Dissenting Shares) will be converted into shares of New CND common stock in accordance with the terms of Events.com’s existing articles of incorporation. In such case, the Merger Consideration will be distributed to all holders of Events.com’s capital stock and other securities convertible into Events.com stock, provided those securities are vested, in - the - money, or automatically convertible at the time of the Merger.

Earnout

At the Closing, New CND will issue 4,000,000 additional shares (the “Unvested Earn Out Shares”) of New CND common stock to the stockholders of Events.com as of immediately prior to the Closing. The Unvested Earn Out Shares will be unvested at issuance, and will vest if the volume weighted average price (the “VWAP”) of the shares of New CND Class A common stock equals or exceeds certain minimum share prices for any 20 trading days during a period of 30 consecutive trading days at any time during the seven years following the Closing (the “Earnout Period”), as follows:

●	1,000,000 shares if the VWAP of the shares of New CND common stock equals or exceeds $12.50 (“Triggering Event I”);
●	1,000,000 shares if the VWAP of the shares of New CND common stock equals or exceeds $15.00 (“Triggering Event II”);
●	1,000,000 shares if the VWAP of the shares of New CND common stock equals or exceeds $17.50 (“Triggering Event III”); and
●	1,000,000 shares if the VWAP of the shares of New CND common stock equals or exceeds $20.00 (“Triggering Event IV”).

If a “change of control” of New CND occurs prior to the end of the Earnout Period, Triggering Event I and Triggering Event II will be deemed to have occurred, and if the consideration payable in the change of control has a per share value in excess of the prices applicable to Triggering Event III and/or Triggering Event IV, Triggering Event III and/or Triggering Event IV, as applicable, will also be deemed to have occurred. Any Unvested Earn Out Shares that do not vest prior to the end of the Earnout Period will be automatically forfeited.

Representations and Warranties

The Merger Agreement contains customary representations and warranties of the parties, which will terminate and be of no further force and effect as of the Closing.

Covenants

The Merger Agreement contains customary covenants of the parties, including, among others, covenants providing for (i) certain limitations on the operation of the parties’ respective businesses prior to consummation of the Transactions, (ii) the parties’ efforts to satisfy conditions to consummation of the Transactions, including by obtaining necessary approvals from governmental agencies as applicable, (iii) prohibitions on the parties soliciting alternative transactions, (iv) the parties preparing and the Company filing a registration statement on Form S-4 (the “Form S-4”) with the Securities and Exchange Commission (the “SEC”) and taking certain actions to obtain the requisite approval of the Company’s stockholders to vote in favor of certain matters (the “Company Stockholder Matters”), including the adoption and approval of the Merger Agreement and the Transactions, at a special meeting to be called therefor (the “Company Stockholders’ Meeting”), (v) Events.com using reasonable best efforts to prepare and deliver certain financial statements required to be included in the Form S-4 (the “Required Financials”), (vi) the parties’ efforts to obtain commitments from additional investors as to the Financings (as defined below) and cooperate with respect to the Interim Financings and (vii) the protection of, and access to, confidential information of the parties.

The Merger Agreement also requires Events.com to use its reasonable best efforts to obtain the requisite approval of its shareholders to (i) approve the Merger and (ii) an amended and restated articles of incorporation of Events.com (the “Events.com Charter Amendment”) providing for, among other things, the contemplated treatment of securities of Events.com set forth in the Merger Agreement and summarized above.

Interim Financing

The Merger Agreement provides for the parties to cooperate, between the date of the Merger Agreement and the Closing, to raise capital for Events.com through the sale of equity securities, or securities convertible into equity securities (the “Interim Financing”). Following date of the Merger Agreement and until the earlier of the Closing or the termination of the Merger Agreement (the “Interim Period”), Events.com will be required to pay to the Company an amount equal to the lesser of (i) the amount of unpaid Company transaction expenses actually incurred by the Company as of the applicable payment date and (ii) the Interim Parent Funding Amount (as defined below), in each case, within three business days after receipt by Events.com of reasonably detailed evidence of the incurrence of such expenses. “Interim Parent Funding Amount” is calculated as of any given date during the Interim Period, an amount equal to (i) 10% of the first $7,000,000 of net proceeds received by Events.com from investors or other financing sources introduced by any person other than the Company, Cohen & Company Capital Markets or their respective affiliates in connection with any Interim Financing, (ii) 25% of the net proceeds received by Events.com from investors or other financing sources introduced by any person other than the Company, Cohen & Company Capital Markets or their respective affiliates in connection with any Interim Financing in excess of the first $7,000,000 and (iii) 25% of the net proceeds received by Events.com from investors or other financing sources introduced by the Company, Cohen & Company Capital Markets or their respective affiliates in connection with any Interim Financing. The Interim Parent Funding Amount as of a given date shall be reduced by any amounts previously paid by or on behalf of Events.com to or as directed by the Company pursuant to any prior payments of an Interim Parent Funding Amount, and in no event shall the aggregate amount of Interim Parent Funding Amounts exceed $10,000,000 in the aggregate.

Second Amended and Restated Certificate of Incorporation

Pursuant to the terms of the Merger Agreement, at the Closing the amended and restated certificate of incorporation of New CND will be further amended and restated (the “Second Restated Charter”) to, among other things, create a class of common stock of New CND, Class B common stock. The shares of Class B common stock will be entitled to the rights and privileges set forth in the Second Restated Charter, the form of which is attached as Exhibit D to the Merger Agreement, including ten votes per share on any matter that such share is entitled to vote upon.

Conditions to Closing

The consummation of the Transactions is subject to customary closing conditions, including, among others: (i) approval by the Company’s and Events.com’s respective stockholders, (ii) no law, regulation, judgment, decree, executive order or award enjoining or prohibiting the consummation of the Transactions, (iii) Available Closing Cash (as defined below) as of immediately after the Closing being at least $30 million, (iv) the effectiveness of the Form S-4, (v) receipt of approval for listing on the New York Stock Exchange of the shares of New CND common stock to be issued in connection with the Transactions, (vi) no material adverse effect with respect to the Company or Events.com having occurred and continuing and (vii) the accuracy of the parties’ respective representations and warranties (subject to specified materiality thresholds) and the material performance of the parties’ respective covenants and other obligations. “Available Closing Cash” is defined in the Merger Agreement as (i) the aggregate cash proceeds in the Company’s trust account, after giving effect to any redemptions by the Company’s public stockholders, plus any additional funds raised by the Company (other than non-convertible debt securities and working capital loans), plus the aggregate amount of cash funded to Events.com pursuant to any Interim Financing during the period commencing on the day prior to the signing of the Merger Agreement and ending at Closing, minus (ii) the amount of all of the Company’s transaction expenses and Events.com’s transaction expenses (subject, for purposes of such calculation, to a cap of $10,000,000).

Termination

The Merger Agreement may be terminated at any time prior to the effective time of the Merger: (i) by mutual written consent of the Company and Events.com; (ii) by either the Company or Events.com if the Closing has not occurred by March 3, 2025 (or such later date as the Company’s deadline to consummate a business combination shall be extended to, if applicable) (the “Outside Date”), provided that the right to terminate the Merger Agreement upon the occurrence of the Outside Date will not be available to a party if a breach or violation by such party or its affiliates of any representation, warranty, covenant or obligation under the Merger Agreement was the primary cause of, or resulted in, the failure of the Closing to occur on or before the Outside Date; (iii) by Events.com if there has been a Change in Recommendation , or if, at the Company Stockholders’ Meeting, approval of the Company Stockholder Matters is not obtained; (iv) by the Company if Events.com does not deliver approval of the Transactions by the requisite holders of its capital stock within ten business days after the date that the Form S-4 is declared effective; (v) by Events.com if the Company’s Class A common stock has been delisted from the NYSE American, and such delisting has become final and non-appealable; or (vi) in the event of certain uncured breaches by the other party.

Transaction Expenses

The Merger Agreement provides that each party to the Merger Agreement is generally responsible for its own expenses related to the Transactions. However, Events.com has agreed to pay all filing fees pursuant to antitrust laws or other regulatory approvals required in connection with the Merger and all costs, fees and expenses incurred in connection with the preparation, filing and mailing of the Form S-4 (including the proxy statement to be included therein) and the review and approval of the Registration Statement by the SEC. If the Merger Agreement is terminated as a result of Events.com failing to obtain the requisite shareholder approval, Events.com will be required to pay the Company the total amount of the Company’s unpaid transaction expenses, not to exceed $3,000,000, reduced (but not below zero) by the aggregate Interim Parent Funding Amount previously paid to or as directed by the Company.

Lock-Up Agreement

Concurrently with the execution and delivery of the Merger Agreement, and effective upon Closing, the Company entered into a Lock - Up Agreement (the “Lock - Up Agreement”) with Mitch Thrower and Steven Partridge (the “Founders”), and following the execution of the Merger Agreement Events.com will seek to have certain additional Events.com stockholders enter into the Lock - Up Agreement. Pursuant to the terms of the Lock - Up Agreement, the Founders have agreed, and the other stockholders who become party to the Lock - Up Agreement will agree, to not effect any sale or other transfer of New CND common stock, subject to certain customary exceptions set forth in the Lock - Up Agreement, during the period commencing at the Closing and ending on the earlier of (i) one year following the Closing, (ii) such date as New CND completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of New CND’s stockholders having the right to exchange their shares of New CND common stock for cash, securities or other property or (iii) the date on which the last sale price of the New CND common stock equals or exceeds $12.00 per share (as adjusted for share splits, share consolidations, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing.; provided that for the stockholders other than the Founders, 25% of each holder’s shares will be released from lock - up every 3 months following the Closing.

Sponsor Support Agreement

Concurrently with the execution and delivery of the Merger Agreement, the Company entered into a sponsor support agreement (the “Sponsor Support Agreement”) with Events.com, the Sponsor and CA2. Pursuant to the Sponsor Support Agreement, the Sponsor and CA2 have, among other things, agreed (i) to vote all of their shares of the Company’s common stock in favor of the approval of the Transactions, including the Merger, (ii) not to redeem any of their shares of the Company’s common stock, (iii) to waive their anti - dilution protections with respect to their shares of the Company’s Class B common stock and (iv) to forfeit an aggregate of 1,000,000 shares of the Company’s Class B common stock at the Closing. In addition, if the accrued and unpaid transaction expenses of the Company exceed $10,000,000 then, immediately prior to the Closing, the Sponsor must either forfeit a number of shares of Parent Class B Stock, valued at $10 per share, to cover the excess amount, or pay such excess amount by wire transfer of immediately available funds to an account designated by Events.com.

Stockholder Support Agreement

In connection with the execution of the Merger Agreement, the Company entered into a support agreement (the “Stockholder Support Agreement”) with certain stockholders of Events.com pursuant to which such stockholders have, among other things, agreed to (i) vote all of their shares of Events.com stock to adopt and approve the Merger Agreement and all other documents and transactions contemplated thereby and (ii) subject their shares of Events.com common stock to certain transfer restrictions.

Tax Receivable Agreement

In connection with the Closing, Events.com, the Company and certain Events.com shareholders will enter into a Tax Receivable Agreement (the “TRA”), pursuant to which, among other things, New CND will agree to pay certain Events.com stockholders 85% of the tax benefits realized from the post - closing utilization of Events.com’s pre - closing tax attributes. Under the TRA, New CND will be required to calculate realized tax benefits on an annual basis. Unless there is an early termination of the TRA, the TRA will remain in effect until all of Events.com’s pre - closing tax attributes have been realized (which may never occur). New CND will have the right to terminate the TRA at any time by giving notice and paying an “early termination payment.” For purposes of calculating the early termination payment, it is assumed that New CND will generate enough income to use all remaining pre - closing tax attributes in the earliest possible tax year. In addition, a change of control of New CND, or a divestiture of Events.com by Parent, generally would require an early termination payment.

Registration Rights Agreement

The Merger Agreement provides that, in connection with the Closing, New CND, certain stockholders of the Company (including the Sponsor) and certain stockholders of Events.com will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which New CND will agree to register for resale certain shares of New CND common stock and other equity securities that are held by the parties thereto from time to time.

The foregoing descriptions of the Merger Agreement, the Lock - Up Agreement, the Sponsor Support Agreement, the Stockholder Support Agreement, the Tax Receivable Agreement, the Registration Rights Agreement and other agreements and transactions contemplated thereunder are not complete and are qualified in their entirety by reference to the respective agreements, copies of which (or the forms of which, as applicable) are respectively filed as exhibits to the Current Report on Form 8 - K filed with the SEC on August 27, 2024.

Events.com Interim Financing

The Company accounts for the funds received and receivable recognized in association with the Interim Financing from Events.com in accordance with SAB Topic 5.A. As such, for the three and nine months ended September 30, 2024, the Company reported the $525,000 cash received and the $16,600 due from Events.com as a reduction in operating costs on the consolidated statement of operations and the $16,600 as financing proceeds receivable on the consolidated balance sheet at September 30, 2024.

As of September 30, 2024, the Company had received $525,000 and is due an additional $16,600. For the three and nine months ended September 30, 2024, the Company has recognized a reduction in operating costs of $541,600.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary for our initial public offering (“IPO”) and activities related to seeking and consummating a business combination with Events.com. We do not expect to generate any operating revenues until after completion of our initial business combination. Until such time that a business combination occurs, we will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability and Capital Contribution Note. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. Until the completion of our initial business combination, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had net loss of $4,483,056, which consisted of operating costs of $838,843, change in the fair value of the warrant liability of $294,732, change in fair value of Capital Contribution Note of $3,956,783, and income taxes of $42,537, partially offset by income from cash held in the Trust Account of $252,558, and recovery of offering costs attributable to warrants of $397,281.

For the three months ended September 30, 2023, we had net income of $112,410, which consisted of other income of $1,655 and income from investments held in the Trust Account of $3,088,363, partially offset by change in the fair value of the warrant liability of $947,343, operating costs of $1,391,861 and income taxes of $638,404.

For the nine months ended September 30, 2024, we had net loss of $2,686,643, which consisted of operating costs of $1,749,558, excess of fair value of Capital Contribution Note over proceeds at issuance of $565,079, change in fair value of Capital Contribution Note of $3,334,957, and income taxes of $638,153, offset by income from cash held in the Trust Account of $3,188,789, offering costs attributable to warrant liability of $397,281, interest earned on operating bank account of $34 and change in the fair value of the warrant liability of $15,000.

For the nine months ended September 30, 2023, we had net income of $5,704,456, which consisted of change in the fair value of the warrant liability of $168,437, other income of $5,228 and income from investments held in the Trust Account of $9,501,203, partially offset by operating costs of $2,005,514 and income taxes of $1,964,898.

For the three and nine months ended September 30, 2024, operating costs were decreased by $541,600 related to Events.com Interim Financing as discussed in Note 2.

Liquidity and Capital Resources

As of September 30, 2024, we had available to us $739,144 of cash held outside the Trust Account. We will use cash primarily to perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, to pay our administrative fees, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient or available to pay our taxes.

Additionally, the Company has incurred an excise tax liability of $2,687,721, of which approximately $1,360,000 is payable on October 31, 2024. The Company currently has insufficient funds to pay this liability, absent any additional financing.

On March 28, 2024, the Company entered into the March Subscription Agreement with the Sponsor and the Capital Contribution Note Investor, pursuant to which the Capital Contribution Note Investor has agreed to provide $600,000 to the Company under the Capital Contribution Note as discussed in Note 6. As of September 30, 2024, the Company has borrowed $600,000 under such note.

On May 31, 2024, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $650,000 to the Sponsor, a significant stockholder of the Company, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note amended, replaced and superseded in its entirety that certain promissory note, dated May 3, 2022, made by the Company in favor of the Sponsor in the principal amount of up to $350,000 (the “Original Note”), and any unpaid principal balance of the indebtedness evidenced by the Original Note has been merged into and evidenced by the Note. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. The Company has not borrowed any amount as of September 30, 2024 and December 31, 2023, and through the date of filing of this Form 10-Q.

Pursuant to the Merger Agreement with Events.com, the Merger Agreement provides for the parties to cooperate, between the date of the Merger Agreement and the Closing, to raise capital for Events.com through the sale of equity securities, or securities convertible into equity securities (the “Interim Financing”). In association with the Merger Agreement, Events.com will be required to pay to the Company an amount based on funds raised by Events.com (see Note 2). As of September 30, 2024, the Company had received $525,000 and is due an additional $16,600.

If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate our business prior to completing a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because the Company becomes obligated to redeem a significant number of additional public shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a Business Combination. If the Company is unable to complete a Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following a Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

The Company has until March 3, 2025, or during any Extension Period, to consummate a Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before March 3, 2025, or during any Extension Period, it is uncertain whether the Company will be able to consummate a Business Combination by this time. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, Management has determined that the mandatory liquidation, should a Business Combination not occur and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate our business prior to completing a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 3, 2025, or during any Extension Period.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than discussed below, that affects the liquidity or capital resources of the Company.

We have an agreement to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and support services.

On May 31, 2024, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $650,000 to the Sponsor, a significant stockholder of the Company, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note amended, replaced and superseded in its entirety that certain promissory note, dated May 3, 2022, made by the Company in favor of the Sponsor in the principal amount of up to $350,000 (the “Original Note”), and any unpaid principal balance of the indebtedness evidenced by the Original Note has been merged into and evidenced by the Note. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). The Company has not borrowed any amount as of September 30, 2024 and December 31, 2023, and through the date of filing of this Form 10-Q.

Our underwriters are entitled to a deferred underwriting commission of $343,120 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

On August 21, 2023, we engaged a capital markets advisor in connection with seeking an extension for completing a Business Combination, a possible acquisition of a third party by merger, consolidation, acquisition of stock or assets or other business combination, and as a placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities. We agreed to pay the capital markets advisor a transaction fee in connection with the services provided, payable upon and subject to our consummation of an initial business combination (“Capital Markets Advisor Fee”). The fee consists of a fixed and determinable portion and a variable portion contingent upon certain future events expected to take place upon completion of a Business Combination. As of September 30, 2024 and December 31, 2023, $1,000,000 was accrued for the fee as the amount was fixed and determinable. These costs may be paid using the proceeds of the cash available once a Business Combination is complete.

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

The Company classified the Capital Contribution Note as a liability and elected the fair value option, and records changes in fair value at each reporting period in the consolidated statements of operations. The fair value of the Capital Contribution Note will include both the fair value of the 600,000 shares in consideration for the Capital Calls and the principal as of each reporting date. As of September 30, 2024, the Company has borrowed $600,000 under such note and no additional borrowings are available under this note.

Critical Accounting Estimates

We prepare our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of unaudited condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management.

There have been no material changes to our critical estimates from those disclosed in our financial statements and the related notes and other financial information included in our Form 10-K for the year ended December 31, 2023, filed with the SEC on March 1, 2024, other than discussed below.

Capital Contribution Note

We elected to account for the Capital Contribution Note entered into with the Capital Contribution Note Investor and the Sponsor pursuant to the fair value option under ASC 825 wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the Capital Contribution Note and fair value at issuance are recognized as either an expense in the consolidated statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Capital Contribution Note are recognized as non-cash gains or losses in the condensed consolidated statements of operations. The fair value of the Capital Contribution Note will include both the fair value of the 600,000 shares in consideration for the Capital Calls as described in Note 6 and the principal as of each reporting date. The fair value of our Capital Contribution Note requires significate estimates by management. Deviations from these estimates could result in a significate difference to our financial results.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1(3)**	Agreement and Plan of Merger, dated as of August 26, 2024, by and among Concord Acquisition Corp II, Events.com, Inc. and Concord Merger Sub Inc.

3.1(1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Concord Acquisition Corp II, dated August 29, 2023.

10.1(2)	Form of Non-Redemption Agreement and Assignment of Economic Interest.

10.2(3)	Lock-Up Agreement.

10.3(3)	Sponsor Support Agreement, dated as of August 26, 2024, by and among Concord Acquisition Corp II, Events.com, Inc., Concord Sponsor Group II LLC and CA2 Co-Investment LLC.

10.4(3)	Stockholder Support Agreement, dated as of August 26, 2024, by and among Concord Acquisition Corp II and certain stockholders of Events.com, Inc.

10.5(3)	Form of Tax Receivables Agreement.

10.6(3)	Form of Registration Rights Agreement.

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

**

Certain of the schedules to this Exhibit have been omitted in accordance with Regulation S - K Item 601 (b) (2). The Registrant agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission upon its request.

(1)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 5, 2023.

(2)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2023.
(3)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 27, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 30th day of October 2024.

CONCORD ACQUISITION CORP II

By:	/s/ Jeff Tuder
Name:	Jeff Tuder
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michele Cito
Name:	Michele Cito
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)