Form 10-K
period 2024-12-31
Concord Acquisition Corp II
filed 2025-02-19
CIK 1851959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

(Zip Code)

(212) 883-4330

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Units, each consisting of one share of Class A Common Stock and one-third of one Warrant	CNDAU	OTC Pink
Class A Common Stock, par value $0.0001 per share	CNDA	OTCQX
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	CNDAW	OTCQB

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ⌧
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant on June 30, 2024, based upon the closing price of $10.56 of the Registrant’s Class A common stock as reported on the NYSE American LLC, was approximately $15.12 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 14, 2025, there were 2,200,303 shares of Class A common stock, par value $0.0001 per share, and 7,002,438 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K (this “Annual Report”) are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination, including the proposed Transaction (as defined below);
●	our expectations around the performance of a prospective target business or businesses, including Events.com, Inc.;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination, including the proposed Transaction (as defined below);
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential business combination opportunities and complete an initial business combination, including the proposed Transaction (as defined below);
●	our public securities’ potential liquidity and trading;
●	the use of proceeds not held in our trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	our financial performance; or
●	the other risks and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the SEC.

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

ITEM 1. BUSINESS

Overview

We are a blank check company incorporated as a Delaware corporation for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We have been seeking to acquire established and growing businesses that we believe are fundamentally sound with an attractive financial profile and poised for continued and accelerating growth, but potentially in need of some form of financial, operational, strategic or managerial guidance to maximize value. On August 26, 2024, we entered into an agreement and plan of merger (the “Merger Agreement”) with Events.com, Inc., a California corporation (“Events.com”), and Concord Merger Sub, Inc., a California corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, the parties will consummate a business combination transaction pursuant to which Merger Sub will merge with and into Events.com, with Events.com surviving the merger as a wholly-owned subsidiary of the Company (together with the other transactions contemplated by the Merger Agreement, the “Transaction”). The proposed Transaction is expected to be consummated after receipt of the required approvals by the stockholders of the Company and shareholders of Events.com and the satisfaction or waiver of certain other customary conditions.

On September 3, 2021, we consummated an initial public offering (the “IPO,” or the “Initial Public Offering”) of 25,000,000 units, generating gross proceeds of $250,000,000. Simultaneously with the closing of the offering, the Company consummated the private placement of an aggregate of 5,000,000 warrants (the “IPO Private Placement Warrants”) to Concord Sponsor Group II LLC (the “sponsor”) and CA2 Co-Investment LLC (an affiliate of one of the underwriters of the offering) (“CA2 Co-Investment” and, together with the sponsor, the “sponsors”), each at a price of $1.50 per IPO Private Placement Warrant, generating total proceeds of $7,500,000. On September 28, 2021, the underwriters partially exercised their option to purchase additional Units, resulting in the issuance of an additional 3,009,750 Units (the “Option Units,” together with the units sold in the IPO, the “Units”) at a public offering price of $10.00 per Option Unit. After giving effect to the partial exercise and close of the option, an aggregate of 28,009,750 Units were issued in the IPO. In connection with the sale of Option Units, the Company consummated a private sale of an additional 401,300 private placement warrants to the sponsors (the “Additional Private Placement Warrants,” together with the IPO Private Placement Warrants, the “Private Placement Warrants”) at a price of $1.50 per Additional Private Placement Warrant, generating gross proceeds of $601,950.

Ten qualified institutional buyers or institutional accredited investors that are not affiliated with the Company, the sponsor, the Company’s directors or any member of the Company’s management (“Anchor Investors”) each expressed to the Company an interest in purchasing up to 9.9% of the Units sold in the IPO, at the offering price of $10.00, for an aggregate of up to $247.5 million of Units offered. At the closing of the Company’s initial business combination, each of the Anchor Investors will be entitled to purchase from the sponsor 125,000 shares of Class B common stock, par value $0.0001 per share, of the Company (the “founder shares”) at their original purchase price of approximately $0.003 per share, or 1,250,000 founder shares in the aggregate, subject to each Anchor Investor’s acquisition of 100% of the Units allocated to it by the underwriters in the IPO. The Anchor Investors purchased a total of 24,750,000 Units or 99% of the outstanding Units offered in the IPO and as a result, have the right to purchase a total of 1,250,000 founder shares from the sponsor.

A total of $280,097,500 of the net proceeds from the IPO (including the Option Units) and the sale of Private Placement Warrants was deposited in a trust account established for the benefit of the Company’s public stockholders (the “Trust Account”).

Recent Developments

The underwriters were entitled to a deferred underwriters’ commission of 3.5% of the gross proceeds of the IPO, or $9,803,413 in the aggregate (including the commission related to the underwriters’ exercise of the over-allotment option) upon the completion of the Company’s initial Business Combination. In December 2023, one of the underwriters waived their right to receive the deferred underwriters’ commission and in August 2024 a second underwriter waived their right to receive the deferred underwriters’ commission. As a result, neither underwriter will receive additional underwriting commissions in connection with the closing of a Business Combination. As a result of the waived deferred underwriters’ commission during the period ended December 31, 2024 and 2023, the Company recognized $397,281 and $595,921 of income, respectively; $3,386,836 and $5,080,255 was recorded to accumulated deficit, respectively, and the deferred underwriters’ commission liability was reduced by $3,784,117 and $5,676,176, respectively.

On March 28, 2024, we entered into a subscription agreement (the “March Subscription Agreement”) with the sponsor and an investor (the “Capital Contribution Note Investor”), pursuant to which the Capital Contribution Note Investor agreed to provide up to $600,000 to the sponsor and, subsequently, the sponsor would loan the funds to the Company. In consideration of the March Subscription Agreement, the Company will issue 600,000 Class A common shares to the Capital Contribution Note Investor upon the closing of our initial business combination. Amounts funded by the sponsor to the Company under a Drawdown Request shall not accrue interest and shall be promptly repaid by the Company to the sponsor upon the closing of an initial business combination. Following receipt of such sums from the Company, and in any event within five business days of the closing of an initial business combination, the sponsor or the Company shall pay the Capital Contribution Note Investor an amount equal to Capital Calls funded under the March Subscription Agreement (the “Business Combination Payment”). The Company and sponsor are jointly and severally obligated to make the Business Combination Payment to the Capital Contribution Note Investor. The Capital Contribution Note Investor may elect at the closing of an initial business combination to receive such Business Combination Payment in cash or Class A common stock at a rate of one share of Class A common stock for each $10.00 of the Capital Calls funded under the March Subscription Agreement. If the Company liquidates without consummating a business combination, any amounts remaining in the sponsor’s or the Company’s cash accounts (excluding any amounts in the Trust Account) after paying any outstanding third-party invoices will be paid to the Capital Contribution Note Investor within ten (10) days of the liquidation.

On May 23, 2024, the Company announced the transfer of the listing of its Class A common stock, Units and warrants from the New York Stock Exchange (the “NYSE”) to NYSE American LLC (“NYSE American”). The Company’s Class A common stock, Units and warrants began trading on NYSE American on May 29, 2024 under the same ticker symbols.

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

On August 26, 2024, we entered into the Merger Agreement with Events.com and Merger Sub. Pursuant to the Merger Agreement, the parties will consummate a business combination transaction pursuant to which Merger Sub will merge with and into Events.com, with Events.com surviving the merger as a wholly-owned subsidiary of the Company. The proposed Transaction is expected to be consummated after receipt of the required approvals by the stockholders of the Company and shareholders of Events.com and the satisfaction or waiver of certain other customary conditions.

On September 3, 2024, the Company received a letter from NYSE American stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s Class A Common Stock, Units and Warrants (collectively, the “Securities”) pursuant to Sections 119 (b) and 119 (f) of the NYSE American Company Guide because the Company failed to consummate an initial business combination within 36 months of the effectiveness of its Initial Public Offering registration statement, or such shorter period that the Company specified in its registration statement. As a result of the determination, trading of the Company’s Securities on the NYSE American has been suspended.

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

Our Sponsor

Our sponsor is affiliated with Atlas Merchant Capital LLC, or Atlas, an alternative asset manager with approximately $1 billion in assets under management as of December 31, 2024 and approximately $3 billion of capital raised through its fund vehicles and related co-investments in its fund’s portfolio companies since inception. We believe that the experience of our management team, Board of Directors and Advisors, and our relationship with Atlas will allow us to source, identify and execute an attractive transaction for our shareholders.

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

Our Management Team and Advisors

We believe our team’s distinctive and complementary backgrounds can have a transformative impact on a target business. Our team deploy a proactive, thematic sourcing strategy and focus our efforts on companies where we believe the combination of our operating experience, transaction execution capabilities, professional relationships and capital markets expertise can serve as catalysts to enhance the growth potential and value of a target business and provide opportunities for an attractive return to our shareholders.

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

Jeff Tuder serves as our Chief Executive Officer. Mr. Tuder is currently an Operating Partner of Atlas, having joined in September 2020. Previously, Mr. Tuder was CEO of Concord Acquisition Corp (“Concord I”) and Concord Acquisition Corp III (“Concord III”). He also founded Tremson Capital Management, LLC to invest in undervalued public equities and to make private equity and credit investments in partnership with a number of family offices. Prior to founding Tremson, Mr. Tuder held various investment positions at JHL Capital Group, a multi-strategy hedge fund, KSA Capital Management, a deep value long/short equity fund, and CapitalSource Finance, where he was a Managing Director and Head of its Special Opportunity credit investment business. Mr. Tuder began his career as a private equity professional at Fortress Investment Group, where he underwrote and managed private equity investments for Fortress’ various investment vehicles; Nassau Capital, LLC, which managed the private assets of Princeton University’s Endowment; and ABS Capital Partners, a private equity firm affiliated with Alex. Brown & Sons. Mr. Tuder is currently a member of the Board of Directors of Inseego Corporation (NASDAQ: INSG) and GCT Semiconductor Holding, Inc. (NYSE: GCTS). Mr. Tuder received a B.A. in English Literature from Yale College.

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

Peter Ort serves on our board of directors Mr. Ort is a General Partner at Cambium Capital Management LP, a venture capital firm focused on early-stage investments in the advanced computing sector. He previously co-founded CurAlea Associates LLC, which provides customized software and advisory solutions to wealth and asset managers. Mr. Ort started his career at Goldman Sachs in the Investment Banking Division and became Managing Director and co-head of the Investment Management Division’s Hedge Fund Strategies Group. Mr. Ort is a member of the board or advisory board of a number of privately held technology companies and is an active investor in early-stage companies and venture capital funds in the digital asset, cryptocurrency, and other sectors. Mr. Ort graduated from Duke University, obtained J.D. and M.B.A. degrees from New York University, is a member of the New York and New Jersey State Bars, and was a Fulbright Scholar in Japan.

We are further supported by our advisory committee which is comprised of current and former senior executives with significant investment and operating experience in a wide range of sub-sectors and functional areas within the financial services and financial technology industries generally. These executives will provide us with access to their expertise and extensive industry networks from which we intend to source and evaluate targets as well as to assist in the future value creation plans of any business that we acquire.

Key members of our advisory committee include Mr. Rich Ricci, the CEO of Panmure Liberum & Co. Limited (“Panmure”). Owned by one of Atlas’s investment funds, Panmure is a 150 year-old, UK-based middle market corporate advisory and brokerage firm. Prior to joining Panmure, Mr. Ricci was the CEO of Barclays Capital. We believe Mr. Ricci’s geographic focus in the U.K and Western Europe will provide us both with differentiated sourcing of potential opportunities as well as insight into overseas markets and economies as we diligence merger targets with international operations.

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

Differentiated Operating Experience.    We believe the executive-level operational experience and expertise resident within our management team, Board of Directors and Advisory Committee will make us an attractive partner to our prospective combination target companies. Our management team believes that its ability to identify and implement value creation initiatives has been an essential driver of past performance and value creation.

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

In August 2020, members of our management team formed Concord I, and in February 2021, members of our management team formed Concord III, each of which is a blank check company incorporated for substantially similar purposes as our company. Concord I entered into a definitive agreement for a business combination but was unable to complete its initial business combination and has liquidated and is currently in the process of dissolving. Concord III has completed its business combination with GCT Semiconductor, Inc., a Delaware corporation (“GCT”) pursuant to a Business Combination Agreement, dated November 2, 2023 by and among Concord III, Gibraltar Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Concord III, and GCT. Following the consummation of the business combination, Concord III was renamed “GCT Semiconductor Holding, Inc.”

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

Our selection process leverages our sponsors’ broad and deep relationship network, unique investment and industry experiences and proven deal sourcing capabilities to access a broad spectrum of differentiated opportunities. This network has been developed through our sponsors’ decades of experience and demonstrated success in both investing in and operating businesses both in our target sectors and across a variety of other industries. We intend to deploy a pro-active, thematic sourcing strategy and to focus on companies where we believe the combination of our operating experience, relationships, and capital markets expertise can be catalysts to accelerate the target’s growth and profitability characteristics and performance over time.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination, including the Transaction, may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our management and sponsor may deem relevant.

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

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Initial Business Combination

We will have until March 3, 2025, or during any extended time that the Company has to consummate an initial business combination beyond 24 months as a result of a stockholder vote to amend the Company’s amended and restated certificate of incorporation (“Second Extension Period”), to consummate an initial business combination. If we are unable to consummate an initial business combination within such time period, we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

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

Financial Position

With funds available for a business combination in the amount of approximately $23,448,011 as of December 31, 2024, assuming no redemptions, after payment of $343,120 of deferred underwriters’ commission, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of the Private Placement Warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. At completion of the business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

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

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of our common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders, officers and directors will count towards this quorum and have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. These quorum and voting thresholds and agreements, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of a business combination.

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

Limitation on redemption upon completion of our initial business combination if we seek stockholder approval

Notwithstanding the foregoing redemption rights, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares,” without our prior consent. We believe the restriction described above will discourage stockholders from accumulating large blocks of shares and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our sponsors or their affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us or our sponsors or their affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to no more than 15% of the shares sold in our IPO, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination until March 3, 2025 or during any extended time that the Company has to consummate an initial business combination beyond 24 months as a result of a stockholder vote to amend the Company’s amended and restated certificate of incorporation (an “Extension Period”).

Redemption of public shares and liquidation if no initial business combination

Our amended and restated certificate of incorporation provides that we will have only until March 3, 2025 to complete our initial business combination. If we have not completed our initial business combination within such period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the prescribed time period.

Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to complete our initial business combination within the prescribed time period. However, if our sponsors or any of our officers, directors or any of their respective affiliates then hold any public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the allotted time frame to complete our initial business combination.

The underwriters have agreed to waive their rights to their deferred underwriters’ commission held in the Trust Account in the event we do not complete our initial business combination and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of our public shares.

Our sponsors, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination by March 3, 2025, or during an Extension Period, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

If we were to expend all of the net proceeds of our IPO and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by stockholders upon our dissolution would be $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Please see “Risk Factors — If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors described above. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per public share; or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor, which is a newly formed entity, has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We seek to reduce the possibility that our sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We have access to a portion of the proceeds of our IPO and the sale of the Private Placement Warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

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

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we have not completed our initial business combination by March 3, 2025 or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of our acquisition period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below: (1) $10.00 per public share; or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

A public stockholder will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) the completion of our initial business combination and then, only in connection with those public shares that such stockholder has properly elected to redeem, subject to the limitations described in this Annual Report; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 3, 2025, or during an Extension Period, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination by March 3, 2025, or during an Extension Period, subject to applicable law. In no other circumstances will a public stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above. Holders of warrants will not have any rights of proceeds held in the Trust Account with respect to the warrants.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 3, 2025, or during an Extension Period, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders, officers and directors have agreed to waive any redemption rights with respect to any founder shares and any public shares held by them in connection with any such amendment. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either: (1) seek stockholder approval of our initial business combination at a meeting called for such purpose, in connection with which, stockholders may seek to redeem their shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction, into their pro rata share of the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable); or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;
●	solely if we seek stockholder approval, we will consummate our initial business combination only if a majority of the outstanding shares of our common stock voted are voted in favor of the business combination at a duly held stockholders meeting;
●	if we have not completed our initial business combination by March 3, 2025, or during an Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law; and
●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation.

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

Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our sponsors or any of its affiliates may make additional investments in us, although our sponsors have no obligation or other duty to do so. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating and completing an initial business combination.

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

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP and audited by a PCAOB registered auditor. We cannot assure you that any particular target business selected by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP and audited by a PCAOB registered auditor or that the potential target business will be able to prepare its financial statements in accordance with GAAP and audited by a PCAOB registered auditor. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control over financial reporting for the fiscal year ended December 31, 2024 as required by the Sarbanes-Oxley Act. See “Item 9A. Controls and Procedures” for a more detailed discussion. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

RISK FACTORS SUMMARY

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to, the following:

●	we are a recently formed company with no operating history;
●	delay in receiving distributions from the Trust Account;
●	lack of opportunity to vote on our proposed business combination, including the proposed Transaction;
●	lack of protections normally afforded to investors of blank check companies;
●	deviation from acquisition criteria;
●	issuance of additional equity and/or debt securities to complete a business combination, including the proposed Transaction, which would dilute the interest of our stockholders;
●	third-party claims reducing the per-share redemption price;
●	failure to enforce our sponsor’s indemnification obligations;
●	holders of warrants could be limited to exercising warrants only on a “cashless basis” if we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants;
●	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;
●	ability to successfully effect a business combination and to be successful thereafter, which will be totally dependent upon the efforts of our key personnel;
●	conflicts of interest of our officers and directors in determining whether a particular target business is appropriate for a business combination;
●	the delisting of our securities by NYSE American;
●	ability of our stockholders to conduct conversions in connection with our initial business combination pursuant to the tender offer rules;
●	non-comparable performance against other public companies;
●	ability to only complete one business combination, causing dependence on a single business which may have a limited number of products or services;
●	our competitors may have advantages over us in seeking business combinations due to our structure;
●	ability to obtain additional financing, if required, to complete a business combination (including the proposed Transaction) or to fund the operations and growth of the target business;
●	our initial stockholders controlling a substantial interest in us and may influence certain actions requiring a stockholder vote;

●	outstanding warrants could have an adverse effect on the market price of our common stock;
●	disadvantageous timing for redeeming unexpired warrants;
●	the exercise of registration rights by our security holders may have an adverse effect on the market price of our shares of common stock;
●	the requirement to complete an initial business combination by March 3, 2025, or during an Extension Period, may give potential target businesses leverage over us in negotiating a business combination;
●	resources spent researching acquisitions that are not consummated;
●	changes in laws or regulations, or our failure to comply with any laws and regulations;
●	cyber incidents or attacks directed at us, resulting in information theft, data corruption, operational disruption and/or financial loss; and
●	uncertain or adverse U.S. federal income tax consequences.

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

Risks Related to Our Business

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination, including the proposed Transaction. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by members of our management team and their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, members of our management team and their respective affiliates, including Atlas Merchant Capital, is presented for informational purposes only. Any past experience and performance, including related to acquisitions, of members of our management team and their respective affiliates is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate, including the proposed Transaction. You should not rely on the historical record of our management team’s or their affiliates’ performance, including that of Atlas Merchant Capital, as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in Atlas Merchant Capital or any of its funds.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, including the proposed Transaction, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination, including the proposed Transaction, unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, stock exchange rules may allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction. Accordingly, we may consummate our initial business combination even if holders of a majority of our outstanding public shares do not approve of the business combination we consummate. Please see “Stockholders May Not Have the Ability to Approve Our Initial Business Combination” in Item 1 of this Annual Report for additional information.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”.

We may not have sufficient liquidity to meet our anticipated obligations over the next year from the issuance of these financial statements. In connection with our assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, we have until March 3, 2025, or until the end of an Extension Period, to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, we have an excise tax liability of $2,463,780 after incurring $26,059 in interest and penalties and making a payment of $250,000. Of the excise tax liability, approximately $1,110,000 was due on October 31, 2024. We currently have insufficient funds to pay this liability, absent any additional financing. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 3, 2025, or during an Extension Period.

If we seek stockholder approval of our initial business combination, our sponsors, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and any public shares held by them in favor of our initial business combination. As a result, we would not need any of the issued and outstanding public shares to be voted in favor of a transaction, including the proposed Transaction, in order to have such initial business combination approved. We expect that our initial stockholders and their permitted transferees will own at least 76.1% of our outstanding shares of common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders and their permitted transferees agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders. Furthermore, our Anchor Investors purchased all of the 24,750,000 units they have indicated an interest in acquiring in the IPO. Although our Anchor Investors are not contractually obligated to vote in favor of an initial business combination, their interest in certain of our founder shares and (to the extent applicable) Private Placement Warrants may provide an incentive for them to do so.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

At the time of your investment in us, you may not be provided with an opportunity to evaluate the specific merits or risks of any target businesses, including Events.com. Additionally, since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

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

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into or consummate a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. For example, the consummation of the proposed Transaction is subject to customary closing conditions, including that the Available Closing Cash (as defined below) as of immediately after the closing of the proposed Transaction being at least $30 million. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. We may be subject to net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than such amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination (including, potentially, with the same target). Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, including the proposed Transaction, we would not know how many stockholders may exercise their redemption rights and, therefore, we would need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by March 3, 2025, or during an Extension Period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsors, officers and directors have agreed that we must complete our initial business combination by March 3, 2025, or during an Extension Period. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

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

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, including the proposed Transaction, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination, including the proposed Transaction. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer or proxy materials documents mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed. Please see “Tendering stock certificates in connection with a tender offer or redemption rights” in Item 1 of this Annual Report.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 3, 2025, or during an Extension Period, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination by March 3, 2025, or during an Extension Period, subject to applicable law and as further described herein. In addition, if we have not completed an initial business combination within the required time period for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond the end of such period before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in or to the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Risks Related to Our Securities

The NYSE American delisted our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On September 3, 2024, the Company received a letter from the NYSE American stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s Securities pursuant to Sections 119 (b) and 119 (f) of the NYSE American Company Guide because the Company failed to consummate an initial business combination within 36 months of the effectiveness of its Initial Public Offering registration statement, or such shorter period that the Company specified in its registration statement. As a result of the determination, trading of the Company’s Securities on the NYSE American has been suspended. On October 11, 2024, the Company joined OTCQX and began trading its Class A common stock under the symbol “CNDA”. The Company’s units currently trade on the OTC Markets’ Pink Market under the symbol CNDAU. The Company’s redeemable warrants, each one whole warrant exercisable for one share of Class A common stock at a price of $11.50 per share, began trading on the OTCQB® Venture Market under the symbol CNDAW on October 21, 2024.

Since the NYSE American delisted our securities from trading on its exchange and we our securities are currently quoted on an over-the-counter market, we could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities”. Since we were no longer listed on the NYSE American, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our IPO and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet of our company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units are immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of our initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares,” without our prior consent. However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our sponsors or any of its affiliates may make additional investments in us, although our sponsors and its affiliates have no obligation or other duty to do so. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating and completing an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. Please see “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

We continue to identify a material weakness in our internal control over financial reporting relating to our accounting for complex financial instruments as of December 31, 2024. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

A 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares, including in connection with the Extension.

On August 16, 2022, President Biden signed into law the IR Act, which, among other things, imposes a 1% excise tax on any publicly traded domestic corporation that repurchases its stock after December 31, 2022. The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. For purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances made by such repurchasing corporations, if any, against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax. On December 27, 2022, the Treasury issued Notice 2023-2 (the “Notice”), which provides interim guidance addressing the application of the Excise Tax. Under the Notice, liquidating distributions are exempt from the Excise Tax. In addition, redemptions may also be exempt if they occur in the same year as the liquidation. On June 28, 2024, the Treasury finalized certain of the proposed regulations (those relating to procedures for reporting and paying the Excise Tax). The remaining regulations (largely relating to the computation of the Excise Tax) remain in proposed form. The Treasury intends to finalize these proposed regulations at a later date and, until such time, taxpayers may continue to rely on the proposed regulations. The Excise Tax may apply to any redemptions of our public shares after December 31, 2022, including in connection with a business combination, as well as redemptions made in connection with the extensions approved by our stockholders at the special meetings, and redemptions made if we are unable to consummate a business combination. The Excise Tax would be payable by us, and not by the redeeming holder.

Pursuant to our charter, each public stockholder may seek to redeem all or a portion of such stockholder’s public shares for its pro rata portion of the funds available in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable, and less up to $100,000 of interest to pay dissolution expenses), in connection with the approval of the Charter Amendment and the implementation of the Extension. Any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax, including in connection with our initial business combination, certain amendments to our charter (including the proposed Charter Amendment) or otherwise. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the initial business combination, certain amendments to our charter (including the proposed Charter Amendment) or otherwise, (ii) the structure of the initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of the initial business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. No interest earned on the funds held in the Trust Account will be used to pay for any excise tax due under the IR Act in connection with the Extension. As a result, we may not have sufficient funds to pay for the excise tax, and if we cannot pay for the excise tax, we may incur additional interest and penalties for late payments. The foregoing could cause a reduction in the cash available on hand to complete our initial business combination and in our ability to complete our initial business combination, including the proposed Transaction.

If the funds not being held in the Trust Account are insufficient to allow us to operate until at least March 3, 2025, or during an Extension Period, we may be unable to complete our initial business combination, including the proposed Transaction.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until at least March 3, 2025, or during an Extension Period, assuming that our initial business combination is not completed by that date. We expect to incur significant costs in pursuit of our acquisition plans, including the proposed Transaction. Furthermore, the Excise Tax may apply to any redemptions of our public shares after December 31, 2022, including in connection with a business combination, as well as redemptions made in connection with the extensions approved by our stockholders at the special meetings, and redemptions made if we are unable to consummate a business combination. The Excise Tax would be payable by us, and not by the redeeming holder. The foregoing could cause a reduction in the cash available on hand to complete our initial business combination and in our ability to complete our initial business combination, including the proposed Transaction. Management’s plans to address this need for capital through our IPO and potential loans from certain of our affiliates are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until at least March 3, 2025, or during an Extension Period; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a prospective target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of our IPO and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.

As of December 31, 2024, approximately $0.5 million of cash was available to us outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation or other duty to loan funds to, or invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. Please see “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

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

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below: (1) $10.00 per public share; or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor, which is a newly formed entity, has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

In addition, we may be deemed to be an unregistered investment company even though the funds in the Trust Account were held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act prior to the 24 month anniversary of the effective date of the registration statement relating to the IPO. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate our company. As of December 31, 2024, the funds in the Trust Account are held in an interest-bearing demand deposit account at a bank.

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

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies, or SPACs, and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide a safe harbor for such companies from the definition of “investment company” under the Investment Company Act, provided certain criteria are satisfied. On January 24, 2024, the SEC issued final rules and guidance, which were effective on July 1, 2024 (the “Final Rules”), relating to special purpose acquisition companies, regarding, among other things, disclosure in SEC filings in connection with initial business combination transactions; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with a proposed business combination transaction; and the potential liability of certain participants in proposed business combination transactions. These Final Rules may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Russia’s military intervention in Ukraine and Hamas’ strikes in Gaza and the international community’s responses have created substantial political and economic disruption, uncertainty, and risk.

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

In early October 2023, Hamas launched assaults against Israeli citizens in Gaza. Israel has responded aggressively with operations inside Gaza against Hamas. The foregoing events have caused substantial regional instability and world-wide concern and potential involvement. In addition to deadly fighting, the conflict has created large numbers of refugees who are fleeing Gaza.

The Ukraine and Gaza military activities and related actions, responses, and consequences that cannot now be predicted or controlled may contribute to worldwide economic reversals and inflation. In these circumstances, our business may be negatively impacted.

Inflation could adversely affect our business and results of operations.

Since 2021, the economy in the United States and global markets encountered a material increase in the level of inflation. The impact of geopolitical developments such as the Russia-Ukraine and Israel – Hamas conflicts and global supply chain disruptions continue to increase uncertainty in the outlook of near-term and long-term economic activity, including whether inflation will continue and how long, and at what rate. Increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law, or the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following March 3, 2025, or until the end of an Extension Period, in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

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

We may not hold an annual meeting of stockholders until after we consummate our initial business combination and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Until we hold an annual meeting of stockholders, public stockholders may not be afforded the opportunity to discuss company affairs with management. In addition, prior to our business combination (a) as holders of our Class A common stock, our public stockholders will not have the right to vote on the appointment of our directors and (b) holders of a majority of the outstanding shares of our Class B common stock may remove a member of our board of directors for any reason.

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

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC, and within 60 business days following our initial business combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of shares of Class A common stock that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 shares of Class A common stock per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our IPO. In such an instance, our sponsors and their permitted transferees (which may include our directors and officers) would be able to exercise their warrants and sell the shares of Class A common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying shares of Class A common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem warrants even if the holders are otherwise unable to exercise their warrants.

The grant of registration rights to our initial stockholders and their permitted transferees may make it more difficult to complete our initial business combination, including the proposed Transaction, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into in connection with our IPO, at or after the time of our initial business combination, our initial stockholders and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to shares of our Class A common stock. In addition, our sponsors and their permitted transferees can demand that we register the resale of the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants, and holders of units that may be issued upon conversion of working capital loans or the extension loan may demand that we register the resale of such units, the shares of Class A common stock and warrants included in such units and the Class A common stock issuable upon exercise of the warrants included in such units. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities described above are registered for resale.

Risks Related to Our Search for a Business Combination

Because we are neither limited to evaluating target businesses in a particular industry, sector or geographic area, you may be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry, sector or geographic area. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, including the proposed Transaction, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There are 197,799,697 and 12,997,562 authorized but unissued shares of Class A and Class B common stock available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of the date of this Annual Report, there are no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem our warrants following our initial business combination when the price per share of Class A common stock equals or exceeds $10.00 or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions in the Class B common stock. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in our securities, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change of control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

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

In light of the involvement of our sponsors, officers and directors with other businesses, we may decide to acquire one or more businesses affiliated with or competitive with our sponsors, officers and directors, and their respective affiliates. Our directors also serve as officers and/or board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsors, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, except as disclosed in this Annual Report and our other public filings, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our IPO and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may materially negatively impact our operations and profitability.

The net proceeds from the IPO and the sale of the Private Placement Warrants provided us with approximately $280 million, assuming no redemptions, that we may use to complete our initial business combination (which at the time of the IPO included $4,127,237, for the payment of the deferred underwriters’ commissions).We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination. To the extent any such amendment would be deemed to fundamentally change the nature of any of the securities offered through the registration statement from our IPO, we would register, or seek an exemption from registration for, the affected securities.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval by holders of a majority of at least 90% of the outstanding shares of our common stock voting at a stockholder meeting) related to pre-business combination activity (including the requirement to deposit proceeds of the offering and the sale of the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our outstanding common stock, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our outstanding common stock. Unless specified in our amended and restated certificate of incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of a majority of the outstanding shares of our common stock that are voted is required to approve any such matter voted on by our stockholders, and, prior to our initial business combination, the affirmative vote of holders of a majority of the outstanding shares of our Class B common stock is required to approve the election or removal of directors. We may not issue additional securities that can vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation. Our initial stockholders, who currently beneficially own approximately 76.1% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our sponsors, officers and directors have agreed, pursuant to a written agreement, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 3, 2025, or during an Extension Period, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsors, officers and directors. Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsors, officers or directors for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Certain agreements related to our IPO may be amended without stockholder approval.

Certain agreements, including the letter agreement among us and our sponsors, officers and directors, and the registration rights agreement among us and our initial stockholders, may be amended without stockholder approval. These agreements contain various provisions, including transfer restrictions on our founder shares and Private Placement Warrants and the underlying securities, that our public stockholders might deem to be material. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our IPO and the sale of the Private Placement Warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. None of our sponsors or their affiliates are obligated to provide, or seek, any such financing or, except as expressly set forth herein, to provide any other services to us. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders currently own more than 70% of our outstanding common stock. In addition, prior to our initial business combination, holders of our Class B common stock will have the right to appoint all of our directors and may remove members of our board of directors for any reason. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by holders of a majority of at least 90% of the outstanding shares of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination.

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

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

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

Our public warrants, founder shares and Private Placement Warrants (including underlying securities) may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

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

To the extent we issue shares of Class A common stock to effectuate our initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of outstanding shares of our Class A common stock and reduce the value of the Class A common stock issued to complete the business combination. Therefore, our public warrants, founder shares and Private Placement Warrants (including underlying securities) may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Because each unit sold in our IPO contains one-third of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit sold in our IPO contains one-third of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. This is different from other offerings similar to ours whose units include one share of Class A common stock and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one half of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements are required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls.

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

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our IPO, the allocation an investor makes with respect to the purchase price of a unit between the share of Class A common stock and the one-third of one redeemable warrant to purchase one share of our Class A common stock included in each unit could be challenged by the U.S. Internal Revenue Service, or “IRS,” or the courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of the warrants included in the units we issued in our IPO are unclear under current law, and the adjustment to the exercise price and/or redemption price of the warrants could give rise to dividend income to investors without a corresponding payment of cash. Finally, it is unclear whether the redemption rights with respect to our shares of common stock suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of common stock is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our equity securities trade on the OTC Markets. Each of our units consists of one share of Class A common stock and one-third of one warrant and, commencing on September 1, 2021, traded on the NYSE under the symbol “CNDA.U.” The Class A common stock and warrants underlying our units began trading separately on the NYSE under the symbols “CNDA” and “CNDA.WS,” respectively, on December 27, 2021. On May 23, 2024, we announced the transfer of the listing of our Class A common stock, units and warrants from NYSE to NYSE American. The Company’s Class A common stock, units and warrants began trading on NYSE American on May 29, 2024 under the same ticker symbols. On September 3, 2024, we received a letter from NYSE American stating that the staff of NYSE Regulation has determined to commence proceedings to delist our Securities pursuant to Sections 119 (b) and 119 (f) of the NYSE American Company Guide because the Company failed to consummate an initial business combination within 36 months of the effectiveness of its Initial Public Offering registration statement, or such shorter period that the Company specified in its registration statement. As a result of the determination, trading of the Company’s Securities on the NYSE American has been suspended. On October 11, 2024, the Company joined OTCQX® Best Market (“OTCQX”) and began trading its Class A common stock under the symbol “CNDA”. The Company’s units trade on the OTC Markets’ Pink Market under the symbol CNDAU. The Company’s redeemable warrants, each one whole warrant exercisable for one share of Class A common stock at a price of $11.50 per share, began trading on the OTCQB® Venture Market under the symbol CNDAW on October 21, 2024.

Holders of Record

On February 14, 2025, there was one holder of record of our units, one holder of record of our Class A common stock, five holders of record of our Class B common stock, and, fourteen holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

Use of Proceeds from our Initial Public Offering

On September 3, 2021, we consummated the IPO of 25,000,000 units, generating gross proceeds of $250,000,000. Simultaneously with the closing of the offering, the Company consummated the private placement of an aggregate of 5,000,000 warrants to Concord Sponsor Group II LLC and CA2 Co-Investment LLC, each at a price of $1.50 per Private Placement Warrant, generating total proceeds of $7,500,000. On September 28, 2021, the Underwriters partially exercised their option to purchase additional Units, resulting in the issuance of an additional 3,009,750 Units at a public offering price of $10.00 per Option Unit. After giving effect to the partial exercise and close of the option, an aggregate of 28,009,750 Units have been issued in the IPO. In connection with the sale of Option Units, the Company consummated a private sale of an additional 401,300 Private Placement Warrants to the sponsor and CA2 Co-Investment at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $601,950.

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

A total of $280,097,500 of the net proceeds from the IPO (including the Option Units) and the sale of Private Placement Warrants was deposited in a Trust Account, with Continental Stock Transfer & Company acting as trustee. We paid a total of $5,006,950 in underwriting discounts and $502,459 for other offering costs and expenses related to the Initial Public Offering.

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

In May 2024, we and the sponsor entered into Non-Redemption Agreements with the 2024 NRA Investors in exchange for them agreeing not to redeem the 2024 Non-Redeemed Shares in connection with the special meeting of stockholders called by the Company and held on May 31, 2024. In exchange for the foregoing commitment to us to not redeem the 2024 Non-Redeemed Shares, we agreed to issue, or cause to be issued, to such stockholders, an aggregate of 75,000 shares of Class A common stock for the first six months of extension, and an aggregate of 9,000 additional shares of Class A common stock for each additional month of extension, up to three additional months, upon closing of the initial business combination, and the sponsor agreed to surrender and forfeit, for no consideration, a number of shares of Class B common stock, par value $0.0001 per share, of the Company equal to the number of 2024 Promote Shares upon closing of the initial business combination.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements”. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors”,” “Business” and the audited consolidated financial statements, including the related notes, appearing elsewhere in this Form 10-K. All references to year, unless otherwise noted, refers to our fiscal year, which ends on December 31. As used in this Form 10-K, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Concord” refer to Concord Acquisition Corp II.

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

Recent Developments

The underwriters were entitled to a deferred underwriters’ commission of 3.5% of the gross proceeds of the IPO, or $9,803,413 in the aggregate (including the commission related to the underwriters’ exercise of the over-allotment option) upon the completion of the Company’s initial Business Combination. In December 2023, one of the underwriters waived their right to receive the deferred underwriters’ commission and in August 2024 a second underwriter waived their right to receive the deferred underwriters’ commission. As a result, neither underwriter will receive additional underwriting commissions in connection with the closing of a Business Combination. As a result of the waived deferred underwriters’ commission during the period ended December 31, 2024 and 2023, the Company recognized $397,281 and $595,921 of income, respectively; $3,386,836 and $5,080,255 was recorded to accumulated deficit, respectively, and the deferred underwriters’ commission liability was reduced by $3,784,117 and $5,676,176, respectively.

On March 28, 2024, we entered into a subscription agreement (the “March Subscription Agreement”) with the Sponsor and an investor (the “Capital Contribution Note Investor”), pursuant to which the Capital Contribution Note Investor agreed to provide up to $600,000 to the sponsor and, subsequently, the sponsor would loan the funds to the Company. In consideration of the March Subscription Agreement, the Company will issue 600,000 Class A common shares to the Capital Contribution Note Investor upon the closing of our initial Business Combination. Amounts funded by the sponsor to the Company under a Drawdown Request shall not accrue interest and shall be promptly repaid by the Company to the sponsor upon the closing of an initial Business Combination. Following receipt of such sums from the Company, and in any event within five business days of the closing of an initial Business Combination, the sponsor or the Company shall pay the Capital Contribution Note Investor an amount equal to Capital Calls funded under the March Subscription Agreement (the “Business Combination Payment”). The Company and sponsor are jointly and severally obligated to make the Business Combination Payment to the Capital Contribution Note Investor. The Capital Contribution Note Investor may elect at the closing of an initial Business Combination to receive such Business Combination Payment in cash or Class A common stock at a rate of one share of Class A common stock for each $10.00 of the Capital Calls funded under the March Subscription Agreement. If the Company liquidates without consummating a Business Combination, any amounts remaining in the sponsor’s or the Company’s cash accounts (excluding any amounts in the Trust Account) after paying any outstanding third-party invoices will be paid to the Capital Contribution Note Investor within ten (10) days of the liquidation.

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

On August 26, 2024, we entered into the Merger Agreement with Events.com and Merger Sub. Pursuant to the Merger Agreement, the parties will consummate a Business Combination transaction pursuant to which Merger Sub will merge with and into Events.com, with Events.com surviving the merger as a wholly-owned subsidiary of the Company. The proposed Transaction is expected to be consummated after receipt of the required approvals by the stockholders of the Company and shareholders of Events.com and the satisfaction or waiver of certain other customary conditions.

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

Proposed Business Combination

On August 26, 2024, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Events.com, Inc., a California corporation (“Events.com”), and Concord Merger Sub, Inc., a California corporation and a direct, wholly - owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, the parties will consummate a Business Combination transaction pursuant to which Merger Sub will merge with and into Events.com, with Events.com surviving the merger as a wholly - owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions” and the closing of the Transactions, the “Closing”). In connection with the Closing, it is expected that the Company will change its name to Events.com, Inc. and is referred to herein as “New CND” as of the time following such change of name. The proposed Merger is expected to be consummated after receipt of the required approvals by the stockholders of the Company and shareholders of Events.com and the satisfaction or waiver of certain other customary conditions.

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

Earnout

At the Closing, New CND will issue up to 4,000,000 additional shares (the “Unvested Earn Out Shares”) of New CND common stock to the stockholders of Events.com as of immediately prior to the Closing. The Unvested Earn Out Shares will be unvested at issuance, and will vest if the volume weighted average price (the “VWAP”) of the shares of New CND Class A common stock equals or exceeds certain minimum share prices for any 20 trading days during a period of 30 consecutive trading days at any time during the seven years following the Closing (the “Earnout Period”), as follows:

●	1,000,000 shares if the VWAP of the shares of New CND common stock equals or exceeds $12.50 (“Triggering Event I”);
●	1,000,000 shares if the VWAP of the shares of New CND common stock equals or exceeds $15.00 (“Triggering Event II”);
●	1,000,000 shares if the VWAP of the shares of New CND common stock equals or exceeds $17.50 (“Triggering Event III”);and
●	1,000,000 shares if the VWAP of the shares of New CND common stock equals or exceeds $20.00 (“Triggering Event IV”).

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

Interim Financing

The Merger Agreement provides for the parties to cooperate, between the date of the Merger Agreement and the Closing, to raise capital for Events.com through the sale of equity securities, or securities convertible into equity securities (the “Interim Financing”). Following the date of the Merger Agreement and until the earlier of the Closing or the termination of the Merger Agreement (the “Interim Period”), Events.com will be required to pay to the Company an amount equal to the lesser of (i) the amount of unpaid Company transaction expenses actually incurred by the Company as of the applicable payment date and (ii) the Interim Parent Funding Amount (as defined below), in each case, within three business days after receipt by Events.com of reasonably detailed evidence of the incurrence of such expenses. “Interim Parent Funding Amount” is calculated as of any given date during the Interim Period, an amount equal to (i) 10% of the first $7,000,000 of net proceeds received by Events.com from investors or other financing sources introduced by any person other than the Company, Cohen & Company Capital Markets or their respective affiliates in connection with any Interim Financing, (ii) 25% of the net proceeds received by Events.com from investors or other financing sources introduced by any person other than the Company, Cohen & Company Capital Markets or their respective affiliates in connection with any Interim Financing in excess of the first $7,000,000 and (iii) 25% of the net proceeds received by Events.com from investors or other financing sources introduced by the Company, Cohen & Company Capital Markets or their respective affiliates in connection with any Interim Financing. The Interim Parent Funding Amount as of a given date shall be reduced by any amounts previously paid by or on behalf of Events.com to or as directed by the Company pursuant to any prior payments of an Interim Parent Funding Amount, and in no event shall the aggregate amount of Interim Parent Funding Amounts exceed $10,000,000 in the aggregate.

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

Termination

The Merger Agreement may be terminated at any time prior to the effective time of the Merger: (i) by mutual written consent of the Company and Events.com; (ii) by either the Company or Events.com if the Closing has not occurred by March 3, 2025 (or such later date as the Company’s deadline to consummate a business combination shall be extended to, if applicable) (the “Outside Date”), provided that the right to terminate the Merger Agreement upon the occurrence of the Outside Date will not be available to a party if a breach or violation by such party or its affiliates of any representation, warranty, covenant or obligation under the Merger Agreement was the primary cause of, or resulted in, the failure of the Closing to occur on or before the Outside Date; (iii) by Events.com if there has been a Change in Recommendation, or if, at the Company Stockholders’ Meeting, approval of the Company Stockholder Matters is not obtained; (iv) by the Company if Events.com does not deliver approval of the Transactions by the requisite holders of its capital stock within ten business days after the date that the Form S-4 is declared effective; (v) by Events.com if the Company’s Class A common stock has been delisted from the NYSE American, and such delisting has become final and non-appealable; or (vi) in the event of certain uncured breaches by the other party.

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

Events.com Interim Financing

The Company accounts for the funds received and receivable recognized in association with the Interim Financing from Events.com in accordance with SAB Topic 5.A. For the year ended December 31, 2024, the Company reported the $775,000 cash received and $225,000 as finance proceeds receivable on the consolidated balance sheet.

For the year ended December 31, 2024, the Company has recognized a reduction in operating costs of $525,000 related to the reimbursement of Company transaction costs on the consolidated statement of income and a reduction of accumulated deficit of $475,000 on the consolidate statement of stockholders’ deficit related to payment of the Company’s excise tax liability.

The Interim Financing from Events.com started in 2024, as no such transactions related to the Interim Financing occurred in 2023.

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

For the year ended December 31, 2024, we had net loss of $766,076, which consisted of operating costs of $2,150,265, excess of fair value of Capital Contribution Note over initial principal balance at issuance of $565,079, change in fair value of Capital Contribution Note of $2,370,533, and income taxes of $672,158, partially offset by income from cash held in the Trust Account of $3,400,717, recovery of offering costs attributable to warrant liability of $397,281, other income of $34 and change in the fair value of the warrant liability of $1,193,927.

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

Liquidity and Capital Resources

As of December 31, 2024, we had available to us $537,970 of cash held outside the Trust Account. We will use cash primarily to perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, to pay our administrative fees, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient or available to pay our taxes.

Additionally, the Company has an excise tax liability of $2,463,780 inclusive of $26,059 in interest and penalties, net of a payment of $250,000. Of the excise tax liability, approximately $1,110,000 was due on October 31, 2024. The Company currently has insufficient funds to pay this liability, absent any additional financing.

On March 28, 2024, the Company entered into the March Subscription Agreement with the Sponsor and the Capital Contribution Note Investor, pursuant to which the Capital Contribution Note Investor has agreed to provide $600,000 to the Company under the Capital Contribution Note as discussed in Note 6. As of December 31, 2024, the Company has borrowed $600,000 under such note.

On May 31, 2024, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $650,000 to the Sponsor, a significant stockholder of the Company, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note amended, replaced and superseded in its entirety that certain promissory note, dated May 3, 2022, made by the Company in favor of the Sponsor in the principal amount of up to $350,000 (the “Original Note”), and any unpaid principal balance of the indebtedness evidenced by the Original Note has been merged into and evidenced by the Note. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. The Company has not borrowed any amount as of December 31, 2024 and 2023, and through the date of filing of this Form 10-K.

Pursuant to the Merger Agreement with Events.com, the Merger Agreement provides for the parties to cooperate, between the date of the Merger Agreement and the Closing, to raise capital for Events.com through the sale of equity securities, or securities convertible into equity securities (the “Interim Financing”). In association with the Merger Agreement, Events.com will be required to pay to the

Company an amount based on funds raised by Events.com (see Note 2). For the year ended December 31, 2024, the Company has received $775,000 and is due $225,000 from Events.com pursuant to the Interim Financing.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than discussed below, that affects the liquidity or capital resources of the Company.

We have an agreement to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and support services.

On May 31, 2024, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $650,000 to the Sponsor, a significant stockholder of the Company, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note amended, replaced and superseded in its entirety that certain promissory note, dated May 3, 2022, made by the Company in favor of the Sponsor in the principal amount of up to $350,000 (the “Original Note”), and any unpaid principal balance of the indebtedness evidenced by the Original Note has been merged into and evidenced by the Note. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). The Company has not borrowed any amount as of December 31, 2024 and 2023, and through the date of filing of this Form 10-K.

Our underwriters are entitled to a deferred underwriting commission of $343,120 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

On August 21, 2023, we engaged a capital markets advisor in connection with seeking an extension for completing a Business Combination, a possible acquisition of a third party by merger, consolidation, acquisition of stock or assets or other business combination, and as a placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities. We agreed to pay the capital markets advisor a transaction fee in connection with the services provided, payable upon and subject to our consummation of an initial business combination (“Capital Markets Advisor Fee”). The fee consists of a fixed and determinable portion and a variable portion contingent upon certain future events expected to take place upon completion of a Business Combination. As of December 31, 2024 and 2023, $1,000,000 was accrued for the fee as the amount was fixed and determinable. These costs may be paid using the proceeds of the cash available once a Business Combination is complete.

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

The Company classified the Capital Contribution Note as a liability and elected the fair value option, and records changes in fair value at each reporting period in the consolidated statements of operations. The fair value of the Capital Contribution Note will include both the fair value of the 600,000 shares in consideration for the Capital Calls and the principal as of each reporting date. As of December 31, 2024, the Company has borrowed $600,000 under such note and no additional borrowings are available under this note.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. We have identified the following critical accounting estimates:

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

Capital Contribution Note

The Company has elected to report its Capital Contribution Note at fair value. Changes in the estimated fair value of the Capital Contribution Note are recognized as non-cash gains or losses in the consolidated statements of operations. The fair value of our Capital Contribution Note was determined using a Probability Weighted Expected Return Method (“PWERM ”). The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes and requires significant estimates by management. The PWERM model requires management to make assumptions related to the Company’s stock volatility, the risk-free rate, the amount of time until the loan is repaid, and the probability of successfully closing on a business combination. As each of these items are out of the control of management, significant uncertainty exists in the PWERM model and the underlying assumptions. Deviations from these estimates could result in a significate difference to our financial results. As the changes in fair value have no impact to our cash, changes in fair value of the Capital Contribution Note and derivations from our estimates of fair value have no impact on our cash inflows or outflows.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the IPO or until we are no longer an “emerging growth company,” whichever is earlier.

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have identified all of the information required to be disclosed, and that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2024, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

During the fourth calendar quarter of the year-ended December 31, 2024, the Company has continued to make changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

No director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are listed below.

Name	Age	Title
Bob Diamond	73	Chairman of the Board
Jeff Tuder	51	Chief Executive Officer
Michele Cito	35	Chief Financial Officer
Henry Helgeson	50	Director
Peter Ort	54	Director
Larry Leibowitz	64	Director

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

Jeff Tuder serves as our Chief Executive Officer. Mr. Tuder is currently an Operating Partner of Atlas, having joined in September 2020. Previously, Mr. Tuder was CEO of Concord I and Concord III. He also founded Tremson Capital Management, LLC to invest in undervalued public equities and to make private equity and credit investments in partnership with a number of family offices. Prior to founding Tremson, Mr. Tuder held various investment positions at JHL Capital Group, a multi-strategy hedge fund, KSA Capital Management, a deep value long/short equity fund, and CapitalSource Finance, where he was a Managing Director and Head of its Special Opportunity credit investment business. Mr. Tuder began his career as a private equity professional at Fortress Investment Group, where he underwrote and managed private equity investments for Fortress’ various investment vehicles; Nassau Capital, LLC, which managed the private assets of Princeton University’s Endowment; and ABS Capital Partners, a private equity firm affiliated with Alex. Brown & Sons. Mr. Tuder is currently a member of the Board of Directors of Inseego Corporation (NASDAQ: INSG) and GCT Semiconductor Holding, Inc. (NYSE: GCTS). Mr. Tuder received a B.A. in English Literature from Yale College.

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

Peter Ort serves on our board of directors. Mr. Ort is a General Partner at Cambium Capital Management LP, a venture capital firm focused on early-stage investments in the advanced computing sector. He previously co-founded CurAlea Associates LLC, which provides customized software and advisory solutions to wealth and asset managers. Mr. Ort started his career at Goldman Sachs in the Investment Banking Division and became Managing Director and co-head of the Investment Management Division’s Hedge Fund Strategies Group. Mr. Ort is a member of the board or advisory board of a number of privately held technology companies and is an active investor in early-stage companies and venture capital funds in the digital asset, cryptocurrency, and other sectors. Mr. Ort graduated from Duke University, obtained J.D. and M.B.A. degrees from New York University, is a member of the New York and New Jersey State Bars, and was a Fulbright Scholar in Japan.

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

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent auditors;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Peter Ort, Henry Helgeson and Larry Leibowitz. Henry Helgeson serves as chairman of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibilities of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Code of Ethics, Corporate Governance Guidelines and Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. We have filed a copy of our Code of Ethics, our Audit Committee Charter, our Compensation Committee Charter and our Nominating and Corporate Governance Committee Charter as exhibits to our registration statement for our IPO. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that for the year ended December 31, 2024 there were no delinquent filers.

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

Clawback Policy

On November 30, 2023, our board of directors adopted a clawback policy (the “Clawback Policy”) permitting the Company to seek the recovery of incentive compensation received by any of the Company’s current and former executive officers (as determined by the board in accordance with Section 10D of the Exchange Act and NYSE rules) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the board (collectively, the “Covered Executives”). The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the board. If the board cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement. Refer to Exhibit 97.1 of this Annual Report for the Company’s Clawback Policy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of February 14, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

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

	Number of		Percentage of
	Shares		Outstanding
	Beneficially		common
Name and Address of Beneficial Owner(1)	Owned		stock
Concord Sponsor Group II LLC(2)	6,458,490	(3)	70.2%
Sculptor Capital LP (4)(8)	1,237,657		13.4%
Karpus Investment Management(5)(8)	576,973		6.3%
Bob Diamond		(6)	—
Jeff Tuder		(6)	—
Michele Cito		(6)	—
Henry Helgeson		(6)	—
Peter Ort	25,000	(7)	*
Larry Leibowitz	25,000	(7)	*
All directors and executive officers as a group (6 individuals)	50,000	(6)(7)	* %

*     Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Concord Acquisition Corp II, 477 Madison Avenue, 22nd Floor, New York, NY 10022.
(2)	Concord Sponsor Group II LLC, our sponsor, is the record holder of the shares of Class B common stock reported herein. Our sponsor is governed by a board of managers consisting of three managers, Bob Diamond, David Schamis and Timothy Kacani. Each manager has one vote, and the approval of a majority of the managers is required to approve an action of our sponsor. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based upon the foregoing analysis, no manager of our sponsor exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he or she directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.
(3)	Consists of 6,458,490 shares of Class B common stock.
(4)	Based on a Schedule 13G/A filed on February 14, 2023, by Sculptor Capital LP (“Sculptor”), a Delaware limited partnership, is the principal investment manager to a number of private funds and discretionary accounts (collectively, the “Accounts”). Sculptor Capital II LP (“Sculptor-II”), a Delaware limited partnership that is wholly owned by Sculptor, also serves as the investment manager to certain of the Accounts. The Common Stock reported in this Schedule 13G are held in the Accounts managed by Sculptor and Sculptor-II. Sculptor Capital Holding Corporation (“SCHC”), a Delaware corporation, serves as the general partner of

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
(5)	Based on a Schedule 13G filed on November 13, 2024, by Karpus Management, Inc., d/b/a Karpus Investment Management (“Karpus”). Karpus is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940. Karpus is controlled by City of London Investment Group plc (“CLIG”), which is listed on the London Stock Exchange. However, in accordance with SEC Release No. 34-39538 (January 12, 1998), effective informational barriers have been established between Karpus and CLIG such that voting and investment power over the subject securities is exercised by Karpus independently of CLIG, and, accordingly, attribution of beneficial ownership is not required between Karpus and CLIG. The principal business address for Karpus is 183 Sully’s Trail, Pittsford, New York 14534.
(6)	Does not include certain shares indirectly owned by this individual as a result of his or her membership interest in our sponsor.
(7)	Interests shown consist of shares of Class B common stock.
(8)	Number of shares beneficially owned does not include the impact of any redemptions or dispositions that occurred subsequent to the Schedule 13G filing. As such, the shares and percentages may not represent the current voting interest in Concord II.

The founder shares and the Private Placement Warrants (including the shares of Class A common stock issuable upon exercise of the Private Placement Warrants) are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement with us to be entered into by our initial stockholders. Those lock-up provisions provide that such securities are not transferable or salable (1) in the case of the founder shares, until the earlier of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) the date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property or (y) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, and (2) in the case of the Private Placement Warrants (including the shares of Class A common stock issuable upon exercise of the Private Placement Warrants), until 30 days after the completion of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsors, or any affiliates of our sponsors, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to our completion of our initial business combination; (g) by virtue of the laws of Delaware or our sponsor’s limited liability company agreement, as amended, upon dissolution of our sponsor; or (h) in the event of our completion of a liquidation, merger, stock exchange, reorganization or other similar transaction which results in all of our public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (e) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other applicable restrictions contained in the letter agreement.

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

Our sponsors and two Anchor Investors have purchased an aggregate of 5,401,300 Private Placement Warrants at a price of $1.50 per warrant, for an aggregate purchase price of $8,101,950. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the founder shares or placement warrants, which will expire worthless if we do not consummate a business combination by March 3, 2025, or during an Extension Period. Among the Private Placement Warrants, 4,614,779 warrants were purchased by our sponsor and/or its designees, 636,521 warrants were purchased by CA2 Co-Investment and/or its designees and 75,000 warrants each were purchased by two of our Anchor Investors.

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

We have entered into an Administrative Services Agreement pursuant to which we will also pay an affiliate of our sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. As of December 31, 2024, we have paid or accrued an aggregate amount of $800,000 for such fees pursuant to the Administrative Service Agreement. Further, as of December 31, 2024, we had $240,000 outstanding due to the affiliate of the Sponsor related to the administrative service fee.

Our sponsors, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all material payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf. As of December 31, 2024, the Company had an outstanding balance due to the affiliate of the sponsor of $244,592 (including $240,000 for the administrative service fee at December 31, 2024 as noted above).

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

On May 3, 2022, the sponsor agreed to loan us up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. At December 31, 2024, no amounts related to the loan were outstanding.

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

On March 28, 2024, we entered into the March Subscription Agreement with the sponsor and the Capital Contribution Note Investor, pursuant to which the Capital Contribution Note Investor agreed to provide up to $600,000 to the sponsor and, subsequently, the sponsor would loan the funds to the Company. In consideration of the March Subscription Agreement, the Company will issue 600,000 Class A common shares to the Capital Contribution Note Investor upon the closing of our initial business combination. Amounts funded by the sponsor to the Company under a Drawdown Request shall not accrue interest and shall be promptly repaid by the Company to the sponsor upon the closing of an initial business combination. Following receipt of such sums from the Company, and in any event within five business days of the closing of an initial business combination, the sponsor or the Company shall pay the Capital Contribution Note Investor an amount equal to Capital Calls funded under the March Subscription Agreement. The Company and sponsor are jointly and severally obligated to make the Business Combination Payment to the Capital Contribution Note Investor. The Capital Contribution Note Investor may elect at the closing of an initial business combination to receive such Business Combination Payment in cash or Class A common stock at a rate of one share of Class A common stock for each $10.00 of the Capital Calls funded under the March Subscription Agreement. If the Company liquidates without consummating a Business Combination, any amounts remaining in the sponsor’s or the Company’s cash accounts (excluding any amounts in the Trust Account) after paying any outstanding third-party invoices will be paid to the Capital Contribution Note Investor within ten (10) days of the liquidation.

In May 2024, we and the sponsor entered into Non-Redemption Agreements with the 2024 NRA Investors in exchange for them agreeing not to redeem shares of our Class A common stock sold in the IPO in connection with the special meeting of stockholders called by the Company and held on May 31, 2024. In exchange for the foregoing commitment to us to not redeem the 2024 Non-Redeemed Shares, we agreed to issue, or cause to be issued, to such stockholders, an aggregate of 75,000 shares of Class A common stock for the first six months of extension, and an aggregate of 9,000 additional shares of Class A common stock for each additional month of extension, up to three additional months, upon closing of the initial business combination, and the sponsor agreed to surrender and forfeit, for no consideration, a number of shares of Class B common stock, par value $0.0001 per share, of the Company equal to the number of 2024 Promote Shares upon closing of the initial business combination.

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

We have entered into a letter agreement with our initial stockholders, officers and directors pursuant to which (x) they have agreed to waive: (1) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with the completion of our initial business combination; (2) their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within 24 months from the closing of the offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if we fail to complete our initial business combination within 24 months from the closing of the offering or during any Extension Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame), and (y) the founder shares are subject to certain transfer restrictions, as described under “Description of Securities — Founder Shares.” We have entered into a registration rights agreement with respect to the founder shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and the shares (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of working capital loans).

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. There will be no finder’s fees, reimbursements or cash payments made by us to our sponsors, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our IPO and the sale of the Private Placement Warrants held in the Trust Account prior to the completion of our initial business combination:

●	repayment of an aggregate of up to $200,000 in loans made to us by our sponsors to cover offering-related and organizational expenses;
●	payment to an affiliate of our sponsor of a total of $20,000 per month, continuing until the earlier of the consummation of an initial business combination or liquidation, for office space, administrative and support services;
●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;
●	payment to the underwriters of their underwriting discount, deferred underwriting commissions, fees for any financial advisory, placement agency or other similar investment banking services the underwriters may provide to our company in the future, and reimbursement of the underwriters for any out-of-pocket expenses incurred by it in connection with the performance of such services; and
●	repayment of loans which may be made by our sponsors, an affiliate of our sponsors or our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender and up to $350,000 of such loans are non-interest bearing, unsecured, are not convertible into warrants or any other securities, and due at the closing of a business combination.

These payments may be funded using the net proceeds of our IPO and the sale of the Private Placement Warrants not held in the Trust Account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the Trust Account released to us in connection therewith.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the NYSE rules and applicable SEC rules. Our board of directors has determined that each of Peter Ort, Henry Helgeson and Larry Leibowitz is an independent director under applicable SEC and NYSE rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and quarterly reviews and services that are normally provided by Marcum in connection with regulatory filings. For the years ended December 31, 2024 and 2023, fees for our independent registered public accounting firm were $88,757 and $78,280 for the services Marcum performed in connection with the quarterly reviews of our unaudited interim financial information included in Form 10-Q and the audit of our December 31, 2024 financial statements included in this report.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2024 and 2023, we did not pay Marcum fees for audit-related fees.

Tax Fees. During the years ended December 31, 2024 and 2023, we paid Marcum $14,806 and $10,815, respectively, for Federal and State tax compliance services and tax return preparation.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated herein by reference:

(1)Financial Statements

(2)Financial Statements Schedule

None

(3)Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
2.1(7)	Agreement and Plan of Merger, dated as of August 26, 2024, by and among Concord Acquisition Corp II, Events.com, Inc. and Concord Merger Sub Inc.
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Concord Acquisition Corp II, dated August 29, 2023.
3.3(6)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Concord Acquisition Corp II, dated May 31, 2024.
3.4(2)	Bylaws.
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Class A Common Stock Certificate.
4.3(2)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated August 31, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
4.5(3)	Description of Securities of the Registrant.
10.1(2)	Amended and Restated Promissory Note, dated August 10, 2021, issued to our sponsor.
10.2(2)	Securities Subscription Agreement, dated March 1, 2021, between the Registrant and our sponsor.
10.3(1)	Letter Agreement, dated December 7, 2020, among the Company, our sponsor, CA2 Co-Investment LLC and each of the executive officers, directors and initial stockholders of the Company.
10.4(1)	Investment Management Trust Agreement, dated August 31, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
10.5(1)	Registration Rights Agreement, dated August 31, 2021, among the Company, our sponsor and certain securityholders.
10.6(1)	Form of Private Placement Warrants Subscription Agreement.
10.7(1)	Form of Indemnity Agreement.
10.8(1)	Underwriting Agreement, dated August 31, 2021, by and among the Company, Citigroup Global Markets Inc. and Cowen and Company, LLC.
10.9(5)	Form of Non-Redemption Agreement and Assignment of Economic Interest
10.10(6)	Form of Non-Redemption Agreement and Assignment of Economic Interest
10.7(6)	Amended and Restated Promissory Note, dated Mary 31, 2024.
10.8(7)	Lock-Up Agreement.
10.9(7)	Sponsor Support Agreement, dated as of August 26, 2024, by and among Concord Acquisition Corp II, Events.com, Inc., Concord Sponsor Group II LLC and CA2 Co-Investment LLC.
10.10(7)	Stockholder Support Agreement, dated as of August 26, 2024, by and among Concord Acquisition Corp II and certain stockholders of Events.com, Inc.
10.11(7)	Form of Tax Receivables Agreement.
10.12(7)	Form of Registration Rights Agreement.
19.1*	Insider Trading Policy
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1(8)	Clawback Policy
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Document
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2021.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-254788), filed with the SEC on March 26, 2021, as amended.
(3)	Incorporated by reference to an exhibit to the Registrant’s Form 10-K, filed with the SEC on March 11, 2022.
(4)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K, filed with the SEC on September 5, 2023.
(5)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K, filed with the SEC on August 23, 2023.
(6)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K, filed with the SEC on June 4, 2024.
(7)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K, filed with the SEC on August 27, 2024.
(8)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2024.

ITEM 16. FORM 10-K SUMMARY

None

CONCORD ACQUISITION CORP II

INDEX TO FINANCIAL STATEMENTS

December 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Concord Acquisition Corp II

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Concord Acquisition Corp II (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before March 3, 2025. The Company entered into a definitive business combination agreement with a business combination target on August 26, 2024; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to March 3, 2025, if at all. Additionally, as more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Philadelphia, Pennsylvania

February 18, 2025

CONCORD ACQUISITION CORP II

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
Assets
Cash	$537,970	$363,225
Income tax receivable	2,253	3,211
Financing proceeds receivable	225,000	—
Prepaid expenses	97,620	10,680
Total Current Assets	862,843	377,116
Cash held in Trust Account	23,791,131	153,928,848
Total Assets	$24,653,974	$154,305,964

Liabilities and Stockholders’ Deficit
Due to related party	$244,592	$750
Accounts payable and accrued expenses	2,502,629	1,160,614
Excise tax payable	2,463,780	1,360,357
Total Current Liabilities	5,211,001	2,521,721
Warrant liability	736,829	1,930,756
Capital Contribution Note, at fair value	3,535,612	—
Deferred underwriters’ commission	343,120	4,127,237
Total Liabilities	9,826,562	8,579,714

Commitments and Contingencies

Common stock subject to possible redemption, 2,200,303 and 14,699,019 shares at redemption value of $10.81 and $10.47 at December 31, 2024 and 2023, respectively	23,793,335	153,932,010

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding, excluding 2,200,303 and 14,699,019 shares subject to possible redemption at December 31, 2024 and 2023, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,002,438 shares issued and outstanding	700	700
Additional paid-in capital	—	—
Accumulated deficit	(8,966,623)	(8,206,460)
Total Stockholders’ Deficit	(8,965,923)	(8,205,760)
Total Liabilities and Stockholders’ Deficit	$24,653,974	$154,305,964

The accompanying notes are an integral part of these consolidated financial statements.

CONCORD ACQUISITION CORP II

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2024	2023
Operating costs	$2,150,265	$2,307,883
Loss from operations	(2,150,265)	(2,307,883)

Other income (expense), net:
Income from cash and investments held in Trust Account	3,400,717	11,203,460
Recovery of offering costs attributable to warrants	397,281	595,921
Other income	34	6,126
Change in fair value of Capital Contribution Note	(2,370,533)	—
Excess of fair value of Capital Contribution Note over initial principal balance at issuance	(565,079)	—
Change in fair value of warrant liability	1,193,927	(225,513)
Total other income, net	2,056,347	11,579,994

(Loss) income before provision for income taxes	(93,918)	9,272,111
Provision for income taxes	(672,158)	(2,312,003)
Net (loss) income	$(766,076)	$6,960,108

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	7,459,326	23,743,023
Basic and diluted net (loss) income per share, Class A common stock subject to possible redemption	$(0.05)	$0.23

Basic and diluted weighted average shares outstanding, Class B common stock	7,002,438	7,002,438
Basic and diluted net (loss) income per share, Class B common stock	$(0.05)	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

CONCORD ACQUISITION CORP II

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

			Class A		Class B
	Preferred Stock		Common Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of December 31, 2022	—	$—	—	$—	7,002,438	$700	$—	$(10,195,060)	$(10,194,360)
Contribution - non-redemption agreements	—	—	—	—	—	—	1,143,605	—	1,143,605
Fair value of stockholder non-redemption agreements	—	—	—	—	—	—	(1,143,605)	—	(1,143,605)
Waiver of Deferred Underwriters’ Commission - 2023	—	—	—	—	—	—	—	5,080,255	5,080,255
Excise tax attributable to redemption of common stock	—	—	—	—	—	—	—	(1,360,357)	(1,360,357)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(8,691,406)	(8,691,406)
Net income	—	—	—	—	—	—	—	6,960,108	6,960,108
Balance as of December 31, 2023	—	$—	—	$—	7,002,438	$700	$—	$(8,206,460)	$(8,205,760)
Contribution - non-redemption agreements	—	—	—	—	—	—	90,353	—	90,353
Fair value of stockholder non-redemption agreements	—	—	—	—	—	—	(90,353)	—	(90,353)
Waiver of Deferred Underwriters’ Commission - 2024	—	—	—	—	—	—	—	3,386,836	3,386,836
Excise tax attributable to redemption of common stock	—	—	—	—	—	—	—	(1,327,364)	(1,327,364)
Financing proceeds received/receivable for the payment of excise taxes	—	—	—	—	—	—	—	475,000	475,000
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(2,528,559)	(2,528,559)
Net loss	—	—	—	—	—	—	—	(766,076)	(766,076)
Balance as of December 31, 2024	—	$—	—	$—	7,002,438	$700	$—	$(8,966,623)	$(8,965,923)

The accompanying notes are an integral part of these consolidated financial statements.

CONCORD ACQUISITION CORP II

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(766,076)	$6,960,108
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from cash and investments held in Trust Account	(3,400,717)	(11,203,460)
Recovery of offering costs attributable to warrants	(397,281)	(595,921)
Change in fair value of Capital Contribution Note	2,370,533	—
Excess of fair value of Capital Contribution Note over initial principal balance at issuance	565,079	—
Change in fair value of warrant liability	(1,193,927)	225,513
Changes in operating assets and liabilities:
Prepaid expenses	(86,940)	280,847
Excise tax payable	(223,941)	—
Due to related party	243,842	(11,428)
Accrued income taxes	958	(388,575)
Accounts payable and accrued expenses	1,342,015	1,053,058
Net cash used in operating activities	(1,546,455)	(3,679,858)

Cash Flows from Investing Activities:
Amounts withdrawn from Trust Account to pay taxes	871,200	2,961,670
Cash withdrawn from Trust Account in connection with redemptions	132,667,234	137,792,552
Net cash provided by investing activities	133,538,434	140,754,222

Cash flows from financing activities:
Redemption of Common Stock	(132,667,234)	(137,792,552)
Proceeds from Capital Contribution Note	600,000	—
Proceeds from Events.com for the payment of excise taxes	250,000	—
Net cash used in financing activities	(131,817,234)	(137,792,552)

Net change in cash	174,745	(718,188)
Cash, beginning of the year	363,225	1,081,413
Cash, end of the year	$537,970	$363,225

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Increase in redemption value of shares subject to possible redemption	$2,528,559	$8,691,406
Finance proceeds receivable from Events.com	$225,000	$—
Excise tax attributable to redemption of common stock	$1,327,364	$1,360,357
Waiver of deferred underwriters’ commission	$3,386,836	$5,080,255
Non-cash contribution - non-redemption agreements	$90,353	$1,143,605
Other supplemental cash flow information:
Federal income tax paid	$671,200	$2,700,578

The accompanying notes are an integral part of these consolidated financial statements.

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

As of December 31, 2024, the Company had not commenced any operations. All activity since February 18, 2021 (inception) through December 31, 2024, relates to the Company’s formation, the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination and completion of the proposed Business Combination (described below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability and Capital Contribution Note (which is described in Note 2 – Capital Contribution Note).

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

Upon the closing of the Initial Public Offering, an aggregate of $10.00 per Unit sold in the Initial Public Offering, including the proceeds of the sale of the Private Placement Warrants, was held in a trust account (“Trust Account”) and was invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Account that may be released to the Company as described below, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (1) the completion of the initial Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to provide for the redemption of the public shares in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination on or before March 3, 2025 (Second Extended Date, as defined below), or during any extended time that the Company has to consummate a Business Combination beyond the Second Extended Date as a result of a stockholder vote to amend the Company’s amended and restated certificate of incorporation (an “Extension Period”)” (as discussed below) or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of all of the public shares if the Company has not completed the initial Business Combination on or before March 3, 2025, or during any Extension Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a stockholder meeting called to approve the Business Combination; or (2) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations. As of December 31, 2024, the amount in the Trust Account redeemable by common stockholders is approximately $10.81 per public share.

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

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Interim Financing

The Merger Agreement provides for the parties to cooperate, between the date of the Merger Agreement and the Closing, to raise capital for Events.com through the sale of equity securities, or securities convertible into equity securities (the “Interim Financing”). Following the date of the Merger Agreement and until the earlier of the Closing or the termination of the Merger Agreement (the “Interim Period”), Events.com will be required to pay to the Company an amount equal to the lesser of (i) the amount of unpaid Company transaction expenses actually incurred by the Company as of the applicable payment date and (ii) the Interim Parent Funding Amount (as defined below), in each case, within three business days after receipt by Events.com of reasonably detailed evidence of the incurrence of such expenses. “Interim Parent Funding Amount” is calculated as of any given date during the Interim Period, an amount equal to (i) 10% of the first $7,000,000 of net proceeds received by Events.com from investors or other financing sources introduced by any person other than the Company, Cohen & Company Capital Markets or their respective affiliates in connection with any Interim Financing, (ii) 25% of the net proceeds received by Events.com from investors or other financing sources introduced by any person other than the Company, Cohen & Company Capital Markets or their respective affiliates in connection with any Interim Financing in excess of the first $7,000,000 and (iii) 25% of the net proceeds received by Events.com from investors or other financing sources introduced by the Company, Cohen & Company Capital Markets or their respective affiliates in connection with any Interim Financing. The Interim Parent Funding Amount as of a given date shall be reduced by any amounts previously paid by or on behalf of Events.com to or as directed by the Company pursuant to any prior payments of an Interim Parent Funding Amount, and in no event shall the aggregate amount of Interim Parent Funding Amounts exceed $10,000,000.

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

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Termination

The Merger Agreement may be terminated at any time prior to the effective time of the Merger: (i) by mutual written consent of the Company and Events.com; (ii) by either the Company or Events.com if the Closing has not occurred by March 3, 2025 (or such later date as the Company’s deadline to consummate a Business Combination shall be extended to, if applicable) (the “Outside Date”), provided that the right to terminate the Merger Agreement upon the occurrence of the Outside Date will not be available to a party if a breach or violation by such party or its affiliates of any representation, warranty, covenant or obligation under the Merger Agreement was the primary cause of, or resulted in, the failure of the Closing to occur on or before the Outside Date; (iii) by Events.com if there has been a Change in Recommendation, or if, at the Company Stockholders’ Meeting, approval of the Company Stockholder Matters is not obtained; (iv) by the Company if Events.com does not deliver approval of the Transactions by the requisite holders of its capital stock within ten business days after the date that the Form S-4 is declared effective; (v) by Events.com if the Company’s Class A common stock has been delisted from the NYSE American, and such delisting has become final and non-appealable; or (vi) in the event of certain uncured breaches by the other party.

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

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Liquidity and Going Concern Considerations

As of December 31, 2024, the Company had cash of $537,970 held outside of the Trust Account and available for working capital purposes. Further, investment income on the funds held in the Trust Account may be released to the Company to pay taxes (excluding excise taxes) and up to $100,000 to pay dissolution expenses. Additionally, the Company has an excise tax liability of $2,463,780 inclusive of $26,059 in interest and penalties, net of a payment of $250,000. Of the excise tax liability, approximately $1,110,000 was due on October 31, 2024. The Company currently has insufficient funds to pay this liability, absent any additional financing.

On March 28, 2024, the Company entered into a subscription agreement (the “March Subscription Agreement”) with the Sponsor and the Capital Contribution Note Investor (see Note 6), pursuant to which the Capital Contribution Note Investor has agreed to provide up

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

to $600,000 to the Sponsor and, subsequently, the Sponsor would loan the funds to the Company (the “Capital Contribution Note”) through a Promissory Note as discussed in Note 6. As of December 31, 2024, the Company called $600,000 under the Capital Contribution Note (see Note 6) and subsequently borrowed $600,000 under a Promissory Note (see Note 6).

On May 31, 2024, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $650,000 to the Sponsor, a significant stockholder of the Company, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note amended, replaced and superseded in its entirety that certain promissory note, dated May 3, 2022, made by the Company in favor of the Sponsor in the principal amount of up to $350,000 (the “Original Note”), and any unpaid principal balance of the indebtedness evidenced by the Original Note has been merged into and evidenced by the Note. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial Business Combination (such date, the “Maturity Date”). The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. At December 31, 2024 and 2023, there was no amount outstanding under the Note.

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

Risks and Uncertainties

The continuing military conflict between the Russian Federation and Ukraine, the military actions between Hamas and Israel and the risk of escalations of other military conflicts have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, cash flows and completion of a Business Combination is not determinable as of the date of these consolidated financial statements.

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly - owned subsidiary, Merger Sub. All intercompany transactions have been eliminated.

Segment Reporting

The Company complies with ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. The Company adopted ASU 2023-07 on January 1, 2024. The amendments will be applied retrospectively to all prior periods presented in the financial statements (see Note 9).

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024 and 2023, respectively.

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Cash Held in Trust Account

As of December 31, 2024 and 2023, funds held in Trust Account consisted of interest bearing demand deposits that generally have a readily determinable fair value. Such funds are presented on the consolidated balance sheets at fair value at the end of the reporting period. Interest on the demand deposits is included in income from cash and investments held in Trust Account in the accompanying consolidated statements of operations.

During a portion of the year ended December 31, 2023, investments held in Trust Account consisted of interest bearing demand deposits and mutual funds that invest primarily in US government securities and generally have a readily determinable fair value. Interest, dividends, and gains and losses resulting from the change in fair value of these securities are included in income from cash and investments held in Trust Account in the accompanying consolidated statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed, and as of December 31, 2024 and 2023 did exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2024 and 2023, the Company has not experienced losses on this account.

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

Deferred Underwriters’ Commission

The Company complies with ASC 405, “Liabilities” and derecognized the deferred underwriting commission liability upon being released of the obligation by the underwriters during each of the years ended December 31, 2023 and 2024. Upon the IPO, the Company accounted for the deferred underwriter’s commission as an offering cost. To account for the waiver of the deferred underwriting commission, the Company reduced the deferred underwriter commission liability and reversed the previously recorded cost of issuing the instruments in the IPO, which included recognizing a contra-expense in the amount previously allocated to liability classified warrants and expensed upon the IPO, and reduced the accumulated deficit and increased income available to Class B common stock, which was previously allocated to the Class A common stock subject to redemption and accretion recognized at the IPO date (see Note 4).

Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity”. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity.

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

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

For the year ended December 31, 2024 and 2023, the changes in Class A common stock subject to possible redemption is as follows:

	Shares	Amount
January 1, 2023	28,009,750	$283,033,156
Less:
Redemptions	(13,310,731)	(137,792,552)
Plus:
Increase in redemption value of shares subject to possible redemption	—	8,691,406
December 31, 2023	14,699,019	$153,932,010

January 1, 2024	14,699,019	$153,932,010
Less:
Redemptions	(12,498,716)	(132,667,234)
Plus:
Increase in redemption value of shares subject to possible redemption	—	2,528,559
December 31, 2024	2,200,303	$23,793,335

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the consolidated statement of operations. Derivative assets and liabilities are classified in the consolidated balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Stock-Based Compensation

The sale or transfers of the Founder Shares to members of the Company’s board of directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of December 31, 2024 and for all prior periods, the Company determined that a Business Combination is not considered probable until the Business Combination is completed, and therefore, no stock-based compensation expense has been recognized.

Capital Contribution Note

The Company elected to account for the Capital Contribution Note entered into with an investor (the “Capital Contribution Note Investor”) and the Sponsor pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the Capital Contribution Note and fair value at issuance are recognized as either an expense in the consolidated statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Capital Contribution Note are recognized as non-cash gains or losses in the consolidated statements of operations. The Company has determined that the fair value option better reflects the underlying economics of the Capital Contribution Note. The fair value of the Capital Contribution Note includes both the fair value of the 600,000 shares in consideration for the Capital Calls, as described in Note 6, and the principal as of each reporting date. As such, the Capital Contribution Note was initially measured at $600,000 as of the issue date. Upon the Capital Calls in April and June, the Company recognized an excess of fair value of the Capital Contribution Note over the initial principal balance.

Events.com Interim Financing

The Company accounts for the funds received and receivable recognized in association with the Interim Financing from Events.com in accordance with SAB Topic 5.A. For the year ended December 31, 2024, the Company reported $775,000 cash received and $225,000 as finance proceeds receivable on the consolidated balance sheet.

For the year ended December 31, 2024, the Company has recognized a reduction in operating costs of $525,000 related to the reimbursement of Company transaction costs on the consolidated statement of income and a reduction of accumulated deficit of $475,000 on the consolidate statement of stockholders’ deficit related to the Company’s excise tax liability.

The Interim Financing from Events.com started in 2024, thus no transactions related to the Interim Financing occurred in 2023.

Warrant Liability

The Company accounts for the 14,737,883 warrants issued in connection with the Initial Public Offering (the 9,336,583 Public Warrants and the 5,401,300 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40, “Contracts in Entity’s Own Equity”. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be classified as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations (each, a “covered corporation”). Because the Company is a Delaware corporation and its securities are publicly traded, the Company is a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IRA applies only to repurchases that occur after December 31, 2022.

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

During the second quarter, the IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. The excise tax liability due as of October 31, 2024 was $1,360,357 and the Company made a partial payment of $250,000 in October 2024. As the excise tax was not paid in full, the Company has incurred interest and penalties of $26,059 as of December 31, 2024. Until the excise tax is paid in full, the Company will incur additional interest and penalties.

For the year ended December 31, 2024, the Company has recognized $2,463,780 in excise tax payable of which $2,437,721 is related to share redemptions (net of a $250,000 excise tax liability payment) and inclusive of $26,059 related to interest and penalties. In accordance with ASC 340, the excise tax liability related to share redemptions is offset against accumulated deficit on the consolidated statement of changes in stockholder’s deficit. The liability related to interest and penalties is reported on the consolidated statement of operations and is included in operating costs. For the year ended December 31, 2023, the Company recognized $1,360,357, in excise tax payable related to share redemptions.

Because the Company did not complete a Business Combination by December 31, 2024, any additional redemption or other repurchase that occurs in connection with an initial Business Combination may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the nature and amount of the equity issued in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury.

On January 30, 2025, the Company paid an additional $225,000 to reduce the excise tax liability owed.

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Net (Loss) Income Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net (loss) income per common share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants would be anti-dilutive. At December 31, 2024 and 2023, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. When applying the two-class method for determining net (loss) income per share, the Company has elected to exclude remeasurement associated with the redeemable shares of Class A common stock to redemption value as the redemption value is not in excess of fair value.

For the years ended December 31, 2024 and 2023, net (loss) income per common share is as follows:

	For the Year Ended December 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(395,139)	$(370,937)	$5,374,907	$1,585,201

Denominator
Diluted weighted-average shares outstanding	7,459,326	7,002,438	23,743,023	7,002,438

Basic and diluted net (loss) income per share	$(0.05)	$(0.05)	$0.23	$0.23

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 on January 1, 2024 on a prospective basis. The adoption of ASU 2020-06 has not had a material impact on the Company’s consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 on January 1, 2024. The amendments will be applied retrospectively to all prior periods presented in the financial statements. See Note 9 for further information.

On December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3. RELATED PARTY TRANSACTIONS

Founder Shares

On March 1, 2021, the Sponsors paid $25,000 in exchange for Class B common stock and transferred an aggregate of 75,000 Founder Shares to three members of the board of directors (each received 25,000 Founder Shares). At December 31, 2024 and 2023, there were 7,002,438 Founder Shares outstanding.

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

Promissory Note — Related Party

On May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. On May 31, 2024, the Company issued the Note in the principal amount of up to $650,000 to the Sponsor, which amended, replaced and superseded in its entirety the Original Note, made by the Company in favor of the Sponsor in the principal amount of up to $350,000. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination. The Company has not borrowed any amount as of December 31, 2024 and 2023, and through the date of filing of this Form 10-K.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsors. As of December 31, 2024 and 2023, and through the date of filing of this Form 10-K, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recognized an expense of $240,000 for the administrative service fee for both years ended December 31, 2024 and 2023 which is included in operating costs on the consolidated statements of operations. As of December 31, 2024 and 2023, the Company had $240,000 and $0, respectively, outstanding due to the affiliate of the Sponsor related to the administrative service fee.

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Due to Related Party

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of December 31, 2024 and 2023, the Company had an outstanding balance due to the affiliate of the Sponsor of $244,592 and $750, respectively (including $240,000 and $0, respectively, for the administrative service fee at December 31, 2024 and 2023, as noted above). The amount is included in due to related party on the consolidated balance sheets and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

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

Capital Markets Advisor Agreement

On August 21, 2023, the Company engaged a capital markets advisor in connection with seeking an extension for completing a Business Combination, a possible acquisition of a third party by merger, consolidation, acquisition of stock or assets or other business combination, and as a placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities. The Company agreed to pay the capital markets advisor a transaction fee in connection with the services provided, payable upon and subject to the Company’s consummation of an initial business combination (“Capital Markets Advisor Fee”). The fee consists of a fixed and determinable portion and a variable portion contingent upon certain future events expected to take place upon completion of a Business Combination. As of December 31, 2024 and 2023, $1,000,000 was accrued for the fee as the amount was fixed and determinable. These costs may be paid for using the proceeds of the cash available once a Business Combination is complete.

Expenses Contingent on the Closing of a Business Combination

As of December 31, 2024 and 2023, the Company has incurred $2,320,000 and $1,065,000, respectively, in fees contingent on the closing of a business combination. These costs may be paid for using the proceeds of the cash available once the business combination is complete. The amounts are included in accounts payable and accrued expenses on the consolidated balance sheets.

Deferred Underwriters’ Commission

The underwriters were entitled to a deferred underwriters’ commission of 3.5% of the gross proceeds of the IPO, or $9,803,413 in the aggregate upon the completion of the Company’s initial Business Combination. In December 2023 one of the underwriters waived their right to receive the deferred underwriters’ commission and in August 2024 a second underwriter waived their right to receive the deferred underwriters’ commission. As a result, neither underwriter will receive additional underwriting commissions in connection with the closing of a Business Combination. The Company considers the deferred underwriters’ commission an offering cost. Offering costs are charged to stockholders’ equity or the consolidated statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Upon the waiver of these offering costs, a portion of these offering costs were recorded to the consolidated statement of operations and to stockholders’ equity. As a result of the waived deferred

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

underwriters’ commission during the year ended December 31, 2024 and 2023, the Company recognized $397,281 and $595,921 of income, respectively; $3,386,836 and $5,080,255 was recorded to accumulated deficit, respectively, and the deferred underwriters’ commission liability was reduced by $3,784,117 and $5,676,176, respectively.

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of December 31, 2024 and 2023, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2024 and 2023, there were 0 shares of Class A common stock outstanding, excluding 2,200,303 and 14,699,019 shares of Class A common stock subject to possible redemption which are classified as temporary equity, respectively.

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

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. Holders of the Class B common stock are entitled to one vote for each share. There were 7,002,438 shares of Class B common stock issued and outstanding as of December 31, 2024 and 2023. Pursuant to the August 2023 Non-Redemption Agreements discussed in Note 2, 2,326,496 shares are subject to forfeiture upon consummation of the Company’s initial Business Combination. Additionally, pursuant to the May 2024 Non-Redemption Agreements discussed in Note 2, the Sponsor agreed to forfeit an aggregate of 75,000 shares of Class B common stock for the first six months of extension, and an aggregate of 9,000 additional shares of Class B common stock for each additional month of extension, up to three additional months upon consummation of the Company’s initial Business Combination.

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

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

In April and June 2024, the Company borrowed an aggregate of $600,000 under the Capital Contribution Note. The fair value of the Capital Contribution Note includes both the fair value of the 600,000 shares in consideration for the Capital Calls and the principal as of each reporting date. As such, the Capital Contribution Note was initially measured at $600,000 as of the issue date. For the year ended December 31, 2024, the Company recognized an excess of fair value of the Capital Contribution Note of $565,079. The Capital Contribution Note did not exist in 2023 and no excess of fair value of the Capital Contribution Note was recognized in the year ended December 31, 2023. For the year ended December 31, 2024, the Company recognized an unrealized loss of $2,370,533 due to the change in fair value of the Capital Contribution Note in the consolidated statement of operations. As of December 31, 2024, the fair value of the Capital Contribution Note was $3,535,612 (see Note 7). For the year ended December 31, 2023, the Company did not recognize an unrealized gain on the change in the fair value of this note.

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents fair value information as of December 31, 2024 and 2023, for the Company’s assets and liabilities that are accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		December 31,	December 31,
Liabilities:	Level	2024	2023
Warrant Liability – Public Warrants	(a)	$466,829	$1,213,756
Warrant Liability – Private Placement Warrants	3	$270,000	$717,000
Capital Contribution Note	3	$3,535,612	$—

(a)	Level 2 at December 31, 2024 and Level 1 at December 31, 2023

As of December 31, 2024 and 2023, cash held in the Trust Account was held in an interest-bearing demand deposit account. Such cash in the Trust Account is presented on the consolidated balance sheets at fair value.

The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices at the close of market. At December 31, 2024, there was insufficient trading volume for the Company’s Public Warrants to be classified as Level 1 and as a result, they were classified as Level 2. At December 31, 2023, the Company determined there was sufficient trading activity to classify its Public Warrants as Level 1.

At December 31, 2024 the Company concluded that the Public Warrant price was indicative of the Private Placement Warrant price. At December 31, 2023, the Company used a Monte Carlo simulation model to value the Private Placement Warrants using unobservable inputs. Management utilizes significant judgment to determine the values of these unobservable inputs. Significant deviations from these estimates and inputs could result in a material change in fair value. The change in valuation models between December 31, 2024 and December 31, 2023 was implemented as the public warrant price better represents the fair value of the Private Placement Warrants.

The key inputs used to determine the fair value of the Private Placement Warrants are classified within Level 3 of the fair value hierarchy.

The key inputs into the valuation models used to value the Private Placement Warrants were as follows:

Input	December 31, 2024	December 31, 2023
Common stock price	—	$10.38
Risk-free interest rate	—	3.81%
Expected term in years	—	5.43	years
Expected volatility	—	7.244%
Exercise price	—	$11.50
Public warrant price	$0.05	$0.13

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

The Capital Contribution Note is measured at fair value at inception and on a recurring basis, with changes in fair value presented in the consolidated statements of operations. Valuation of the Capital Contribution Note was determined using a Probability Weighted Expected Return Method (“PWERM”) and classified as a Level 3 valuation. The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes. The PWERM model requires management to make assumptions related to the Company’s stock volatility, the risk-free rate, the amount of time until the loan is repaid, and the probability of successfully closing on a business combination.

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our financial liabilities classified as Level 3 for the period ended December 31, 2024 and 2023:

	Capital
	Contribution	Private Placement
	Note	Warrants
Changes in fair value of financial liabilities measured with level 3:
December 31, 2023	$—	$717,000
Initial value of the Capital Contribution Note	600,000	—
Excess of fair value of Capital Contribution Note over initial principal balance at issuance	565,079	—
Change in fair value	2,370,533	(447,000)
December 31, 2024	$3,535,612	$270,000

Private Placement
Warrants
Changes in fair value of financial liabilities measured with level 3:
January 1, 2023	$625,000
Change in fair value	92,000
December 31, 2023	$717,000

NOTE 8. INCOME TAXES

The Company’s net deferred tax assets are as follows:

	December 31, 2024	December 31, 2023
Deferred tax asset:
Organizational costs/startup expenses	$1,120,409	$716,326
Federal net operating loss carryforwards	—	—
Total deferred tax asset	1,120,409	716,326
Valuation allowance	(1,120,409)	(716,326)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	Year ended	Year ended
	December 31,	December 31,
	2024	2023
Federal:
Current	$672,158	$2,312,003
Deferred	(404,083)	(442,645)

State:
Current	—	—
Deferred	—	—
Change in valuation allowance	404,083	442,645
Income tax provision	$672,158	$2,312,003

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, if any, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2024 and 2023, there was an increase in the valuation allowance of $404,083 and $442,645, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate, as a percentage of income before income taxes, is as follows:

	Year ended	Year ended
	December 31,	December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of warrant liability	267.0%	0.5%
Change in fair value of Capital Contribution Note	(530.0)%	—%
Excise tax interest and penalties	(5.8)%	—%
Excess of fair value of Capital Contribution Note over initial principal balance at issuance	(126.4)%	—%
Recovery of offering costs attributable to warrants	88.8%	(1.3)%
Change in valuation allowance	(430.3)%	4.8%
Income tax provision	(715.7)%	25.0%

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of December 31, 2024, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability and Capital Contribution Note.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the consolidated operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment. The CODM does not review assets in evaluating the results of the Company, and therefore, such information is not presented.

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

When evaluating the Company’s primary measure of performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the Year Ended
	December 31,
	2024	2023
Operating costs	$(2,150,265)	$(2,307,883)
Add: Excise tax incurred and reported in Accumulated Deficit	(1,327,364)	(1,360,357)
Less: Adjustment to remove impact from Excise tax	1,327,364	1,360,357
Loss from operations	(2,150,265)	(2,307,883)

Total other income, net	2,056,347	11,579,994

(Loss) income before provision for income taxes	$(93,918)	$9,272,111

Net (loss) income	$(766,076)	$6,960,108

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than those discussed above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Concord Acquisition Corp II
Dated: February 18, 2025	By:	/s/ Jeff Tuder
Jeff Tuder
Chief Executive Officer

Dated: February 18, 2025	By:	/s/ Michele Cito
Michele Cito
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 18, 2025.

Signatures	Capacity in Which Signed

/s/ Bob Diamond	Chairman of the Board
Bob Diamond

/s/ Jeff Tuder	Chief Executive Officer
Jeff Tuder	(Principal Executive Officer)

/s/ Michele Cito	Chief Financial Officer
Michele Cito	(Principal Financial and Accounting Officer)

/s/ Henry Helgeson	Director
Henry Helgeson

/s/ Peter Ort	Director
Peter Ort

/s/ Larry Liebowitz	Director
Larry Liebowitz