Form 10-Q
period 2025-03-31
Concord Acquisition Corp II
filed 2025-05-06
CIK 1851959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	CNDAU	OTC Pink
Class A common stock, par value $0.0001 per share	CNDA	OTC Pink
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	CNDAW	OTCQB

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

As of May 6, 2025, there were 8,550 shares of Class A common stock, par value $0.0001 per share, and 7,002,438 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CONCORD ACQUISITION CORP II

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

CONCORD ACQUISITION CORP II

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Cash	$134,681	$537,970
Income tax receivable	—	2,253
Financing proceeds receivable	—	225,000
Prepaid expenses	318,674	97,620
Total Current Assets	453,355	862,843
Cash held in Trust Account	97,122	23,791,131
Total Assets	$550,477	$24,653,974

Liabilities and Stockholders’ Deficit
Due to related party	$304,730	$244,592
Accrued income taxes	18,640	—
Accounts payable and accrued expenses	2,631,849	2,502,629
Excise tax payable	2,516,676	2,463,780
Total Current Liabilities	5,471,895	5,211,001
Warrant liability	2,210,487	736,829
Capital Contribution Note, at fair value	2,691,710	3,535,612
Deferred underwriters’ commission	343,120	343,120
Total Liabilities	10,717,212	9,826,562

Commitments and Contingencies

Class A common stock subject to possible redemption, 8,550 and 2,200,303 shares at redemption value of $12.45 and $10.81 at March 31, 2025 and December 31, 2024, respectively	106,416	23,793,335

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding, excluding 8,550 and 2,200,303 shares subject to possible redemption at March 31, 2025 and December 31, 2024, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,002,438 shares issued and outstanding	700	700
Additional paid-in capital	—	—
Accumulated deficit	(10,273,851)	(8,966,623)
Total Stockholders’ Deficit	(10,273,151)	(8,965,923)
Total Liabilities and Stockholders’ Deficit	$550,477	$24,653,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD ACQUISITION CORP II

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Operating costs	$474,341	$345,251
Loss from operations	(474,341)	(345,251)

Other (expense) income:
Other income	—	34
Income from cash held in Trust Account	134,016	1,688,163
Change in fair value of Capital Contribution Note	843,902	—
Excess of fair value of Capital Contribution Note over initial principal balance at issuance	—	(600,000)
Change in fair value of warrant liability	(1,473,658)	290,594
Total other (expense) income, net	(495,740)	1,378,791

(Loss) income before provision for income taxes	(970,081)	1,033,540
Provision for income taxes	(20,893)	(344,022)
Net (loss) income	$(990,974)	$689,518

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	1,542,777	14,699,019
Basic and diluted net (loss) income per share, Class A common stock subject to possible redemption	$(0.12)	$0.03

Basic and diluted weighted average shares outstanding, Class B common stock	7,002,438	7,002,438
Basic and diluted net (loss) income per share, Class B common stock	$(0.12)	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD ACQUISITION CORP II

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

			Class A		Class B		Additional		Total
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	—	$—	—	$—	7,002,438	$700	$—	$(8,966,623)	$(8,965,923)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	—	—	(237,655)	(237,655)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(78,599)	(78,599)
Net loss	—	—	—	—	—	—	—	(990,974)	(990,974)
Balance as of March 31, 2025	—	$—	—	$—	7,002,438	$700	$—	$(10,273,851)	$(10,273,151)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

			Class A		Class B		Additional		Total
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	—	$—	—	$—	7,002,438	$700	$—	$(8,206,460)	$(8,205,760)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(1,294,142)	(1,294,142)
Net income	—	—	—	—	—	—	—	689,518	689,518
Balance as of March 31, 2024	—	$—	—	$—	7,002,438	$700	$—	$(8,811,084)	$(8,810,384)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD ACQUISITION CORP II

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three
	Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(990,974)	$689,518
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from cash held in Trust Account	(134,016)	(1,688,163)
Changes in fair value of Capital Contribution Note	(843,902)	—
Excess of fair value of Capital Contribution Note over initial principal balance at issuance	—	600,000
Changes in fair value of warrant liability	1,473,658	(290,594)
Changes in operating assets and liabilities:
Prepaid expenses	(221,054)	(60,032)
Excise tax payable	(184,759)	—
Due to related party	60,138	60,920
Accrued income taxes	20,893	344,022
Accounts payable and accrued expenses	129,220	55,672
Net cash used in operating activities	(690,796)	(288,657)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemptions	23,765,518	—
Amounts withdrawn from Trust Account to pay taxes	62,507	—
Net cash provided by investing activities	23,828,025	—

Cash flows from financing activities:
Proceeds from Interim Financing	225,000	—
Redemption of Common Stock	(23,765,518)	—
Net cash used in financing activities	(23,540,518)	—

Net change in cash	(403,289)	(288,657)
Cash, beginning of the period	537,970	363,225
Cash, end of the period	$134,681	$74,568

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Increase in redemption value of shares subject to possible redemption	$78,599	$1,294,142
Excise tax attributable to redemption of common stock	$237,655	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025, the Company had not commenced any operations. All activity since February 18, 2021 (inception) through March 31, 2025, relates to the Company’s formation, the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination and completion of the proposed Business Combination (described below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability and Capital Contribution Note (which is described in Note 2 – Capital Contribution Note).

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Upon the closing of the Initial Public Offering, an aggregate of $10.00 per Unit sold in the Initial Public Offering, including the proceeds of the sale of the Private Placement Warrants, was held in a trust account (“Trust Account”) and was invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company as described below, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (1) the completion of the initial Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to provide for the redemption of the public shares in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination on or before December 31, 2025 (Third Extended Date, as defined below), or during any extended time that the Company has to consummate a Business Combination beyond the Third Extended Date as a result of a stockholder vote to amend the Company’s amended and restated certificate of incorporation (an “Extension Period”)” (as discussed below) or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of all of the public shares if the Company has not completed the initial Business Combination on or before December 31, 2025, or during any Extension Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a stockholder meeting called to approve the Business Combination; or (2) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations. As of March 31, 2025, the amount in the Trust Account redeemable by common stockholders is approximately $12.45 per public share.

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

MARCH 31, 2025

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

On February 28, 2025, the Company held a special meeting of stockholders (the “February 2025 Special Meeting”) and the Company’s stockholders approved a proposal to amend the Company’s charter to extend the date by which the Company has to consummate a Business Combination from March 3, 2025 to December 31, 2025, or such earlier date as may be determined by the board of directors of the Company (such later date, the “Third Extended Date”). In connection with the votes to approve the Third Charter Amendment, the holders of an additional 2,191,753 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.84 per share, for an aggregate redemption amount of $23,765,518, leaving approximately $92,709 in the Trust Account immediately after the redemptions.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Termination

The Merger Agreement may be terminated at any time prior to the effective time of the Merger: (i) by mutual written consent of the Company and Events.com; (ii) by either the Company or Events.com if the Closing has not occurred by March 3, 2025 (or such later date as the Company’s deadline to consummate a Business Combination shall be extended to, if applicable) (the “Outside Date”), provided that the right to terminate the Merger Agreement upon the occurrence of the Outside Date will not be available to a party if a breach or violation by such party or its affiliates of any representation, warranty, covenant or obligation under the Merger Agreement was the primary cause of, or resulted in, the failure of the Closing to occur on or before the Outside Date; (iii) by Events.com if there has been a Change in Recommendation, or if, at the Company Stockholders’ Meeting, approval of the Company Stockholder Matters is not obtained; (iv) by the Company if Events.com does not deliver approval of the Transactions by the requisite holders of its capital stock within ten business days after the date that the Form S-4 is declared effective; (v) by Events.com if the Company’s Class A common stock has been delisted from the NYSE American, and such delisting has become final and non-appealable; or (vi) in the event of certain uncured breaches by the other party. On April 30, 2025, the Company extended the Outside Date to May 31, 2025.

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

MARCH 31, 2025

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

MARCH 31, 2025

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

Initial Business Combination

The Company will have until December 31, 2025, or during any Extension Period, (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within such period or during any additional Extension Period (as defined below), the Company will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable (excluding excise taxes), and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to their warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

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

MARCH 31, 2025

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

Liquidity and Going Concern Considerations

As of March 31, 2025, the Company had cash of $134,681 held outside of the Trust Account and available for working capital purposes. Further, investment income on the funds held in the Trust Account may be released to the Company to pay taxes (excluding excise taxes) and up to $100,000 to pay dissolution expenses. Additionally, the Company has an excise tax liability of $2,516,676 inclusive of $66,299 in interest and penalties, net of payments of $475,000. Of the excise tax liability, approximately $2,300,000 was due on April 30, 2025. The Company currently has insufficient funds to pay this liability, absent any additional financing.

On March 28, 2024, the Company entered into a subscription agreement (the “March Subscription Agreement”) with the Sponsor and the Capital Contribution Note Investor (see Note 6), pursuant to which the Capital Contribution Note Investor has agreed to provide up to $600,000 to the Sponsor and, subsequently, the Sponsor would loan the funds to the Company (the “Capital Contribution Note”) through a Promissory Note as discussed in Note 6. As of March 31, 2025, the Company called $600,000 under the Capital Contribution Note (see Note 6) and subsequently borrowed $600,000 under a Promissory Note (see Note 6).

On May 31, 2024, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $650,000 to the Sponsor, a significant stockholder of the Company, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note amended, replaced and superseded in its entirety that certain promissory note, dated May 3, 2022, made by the Company in favor of the Sponsor in the principal amount of up to $350,000 (the “Original Note”), and any unpaid principal balance of the indebtedness evidenced by the Original Note has been merged into and evidenced by the Note. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial Business Combination (such date, the “Maturity Date”). The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. At March 31, 2025 and December 31, 2024, there was no amount outstanding under the Note.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

The Company has until December 31, 2025, or during any Extension Period, to consummate a Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before December 31, 2025, or during any Extension Period, it is uncertain whether the Company will be able to consummate a Business Combination by this time. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, Management has determined that the mandatory liquidation, should a Business Combination not occur and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate its business prior to completing a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts and classification of assets or liabilities should the Company be required to liquidate after December 31, 2025, or during any Extension Period.

Risks and Uncertainties

The continuing military conflict between the Russian Federation and Ukraine, the military actions between Hamas and Israel and the risk of escalations of other military conflicts have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, cash flows and completion of a Business Combination is not determinable as of the date of these unaudited condensed consolidated financial statements.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 19, 2025, which contains the audited financial statements and notes thereto. The accompanying condensed consolidated balance sheet as of December 31, 2024, has been derived from those audited financial statements. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future interim periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Merger Sub. All intercompany transactions have been eliminated.

Segment Reporting

The Company complies with ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. The Company initially adopted ASU 2023-07 in its annual financial statements for the year ended December 31, 2024, and in its interim condensed consolidated financial statements for the three months ended March 31, 2025. The amendments were applied retrospectively to all prior periods presented in these condensed consolidated financial statements (see Note 9).

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024, respectively.

Cash Held in Trust Account

As of March 31, 2025 and December 31, 2024, funds held in Trust Account consisted of interest bearing demand deposits that generally have a readily determinable fair value. Such funds are presented on the unaudited condensed consolidated balance sheets at fair value at the end of the reporting period. Interest on the demand deposits is included in income from cash held in Trust Account in the accompanying unaudited condensed consolidated statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed, and as of December 31, 2024 did exceed, the Federal Depository Insurance Coverage of $250,000. As of March 31, 2025 and December 31, 2024, the Company has not experienced losses on this account.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SAB Topic 5A - “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting discount and other costs that are directly related to the IPO. Accordingly, offering costs were initially charged to stockholders’ equity (consisting of underwriting discount, deferred underwriters’ commission, and other offering costs offset by offering costs attributable to the warrant liability and recorded in the unaudited condensed consolidated statement of operations). The Company adopted the residual method to allocate the gross proceeds between Class A common stock and warrants based on their relative fair values.

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

For the three months ended March 31, 2025 and the year ended December 31, 2024, the changes in Class A common stock subject to possible redemption is as follows:

	Shares	Amount
January 1, 2024	14,699,019	$153,932,010
Less:
Redemptions	(12,498,716)	(132,667,234)
Plus:
Increase in redemption value of shares subject to possible redemption	—	2,528,559
December 31, 2024	2,200,303	$23,793,335

January 1, 2025	2,200,303	$23,793,335
Less:
Redemptions	(2,191,753)	(23,765,518)
Plus:
Increase in redemption value of shares subject to possible redemption	—	78,599
March 31, 2025	8,550	$106,416

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement” approximates the carrying amounts represented in the unaudited condensed consolidated balance sheets, primarily due to their short-term nature.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statement of operations. Derivative assets and liabilities are classified in the unaudited condensed consolidated balance sheet as current or non-current based on whether net- cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Stock-Based Compensation

The sale or transfers of the Founder Shares to members of the Company’s board of directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of March 31, 2025 and for all prior periods, the Company determined that a Business Combination is not considered probable until the Business Combination is completed, and therefore, no stock-based compensation expense has been recognized.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Capital Contribution Note

The Company elected to account for the Capital Contribution Note entered into with an investor (the “Capital Contribution Note Investor”) and the Sponsor pursuant to the fair value option under ASC 825. ASC 825-10-15-4 provides for the “fair value option” election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Differences between the face value of the Capital Contribution Note and fair value at issuance are recognized as either an expense in the unaudited condensed consolidated statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Capital Contribution Note are recognized as non-cash gains or losses in the unaudited condensed consolidated statements of operations. The Company has determined that the fair value option better reflects the underlying economics of the Capital Contribution Note. The fair value of the Capital Contribution Note includes both the fair value of the 600,000 shares in consideration for the Capital Calls, as described in Note 6, and the principal as of each reporting date. As such, the Capital Contribution Note was initially measured at $600,000 as of the issue date. Upon the Capital Calls in April and June 2024, the Company recognized an excess of fair value of the Capital Contribution Note over the initial principal balance.

Events.com Interim Financing

The Company accounts for the funds received and receivable recognized in association with the Interim Financing from Events.com in accordance with SAB Topic 5.A. As such, the Company records a receivable when funds are raised by Events.com and it is probable the Company will collect. Such amounts are offset against either expense on the statement of operations or accumulated deficit on the statement of changes in stockholders’ deficit depending on the nature of the funding.

For the three months ended March 31, 2025 and 2024, the Company reported no reduction in operating expenses or equity related to the Interim Financing.

In January 2025, the Company received $225,000 from Events.com in relation to the Interim Financing and at March 31, 2025 and December 31, 2024, the Company reported $0 and $225,000 of financing proceeds receivable on the condensed consolidated balance sheets related to the Interim Financing.

Warrant Liability

The Company accounts for the 14,737,883 warrants issued in connection with the Initial Public Offering (the 9,336,583 Public Warrants and the 5,401,300 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40, “Contracts in Entity’s Own Equity”. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be classified as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to remeasurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed consolidated statements of operations.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2025 and 2024, primarily due to changes in fair value of the warrant liability, which are not currently recognized in taxable income, non-deductible start-up costs, change in fair value of Capital Contribution Note, and the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income or loss or the related tax provision or benefit but is otherwise able to make a reasonable estimate, the tax provision or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results through March 31, 2025 and 2024.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed consolidated financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. The excise tax liability due as of October 31, 2024 was $1,360,357 and the Company made a partial payment of $250,000 in October 2024 and an additional payment of $225,000 on January 30, 2025. As the excise tax was not paid in full, for the three months ended March 31, 2025 and 2024, the Company incurred interest and penalties reported in operating costs on the unaudited condensed consolidated statements of operations of $40,240 and $0, respectively. At March 31, 2025 and December 31, 2024, the Company has $66,299 and $26,059 due in excise tax interest and penalties included in excise tax payable on the condensed consolidated balance sheets. Until the excise tax is paid in full, the Company will incur additional interest and penalties.

For the three months ended March 31, 2025 and 2024, the Company has $237,655 and $0, respectively, outstanding in excise tax related to share redemptions in the unaudited condensed consolidated statements of changes in stockholders’ deficit. At March 31, 2025 and December 31, 2024, the Company has outstanding an excise tax liability on the condensed consolidated balance sheets for $2,516,676 and $2,463,780, respectively, inclusive of the related interest and penalties. In accordance with ASC 340, the excise tax liability related to share redemptions is offset against accumulated deficit on the unaudited condensed consolidated statement of changes in stockholder’s deficit. The liability related to interest and penalties is reported on the unaudited condensed consolidated statement of operations and is included in operating costs.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury.

Net (Loss) Income Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net (loss) income per common share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants would be anti-dilutive. The Capital Contribution Note Investor may elect at the closing of an initial Business Combination to receive such Business Combination Payment (as defined below) in cash or Class A common stock at a rate of one share of Class A common stock for each $10.00 of the Capital Calls funded under the March Subscription Agreement. If the Capital Contribution Note Investor elects to receive Class A common stock, the Sponsor may transfer, or the Company (or the surviving entity following the closing of an initial business combination) may issue, such shares to the Contribution Note Investor. Further, in consideration of the Capital Calls funded by the Capital Contribution Note Investor, the Company will issue 600,000 shares of Class A common stock to the Capital Contribution Note Investor at the closing of an initial business combination. As these shares are currently not outstanding, they are excluded from the calculation of diluted net (loss) income per share. At March 31, 2025 and 2024, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. When applying the two-class method for determining net (loss) income per share, the Company has elected to exclude remeasurement associated with the redeemable shares of Class A common stock to redemption value as the redemption value is not in excess of fair value.

For the three months ended March 31, 2025 and 2024, basic and diluted net (loss) income per common share is as follows:

	For the Three Months ended March 31,
	2025		2024
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(178,913)	$(812,061)	$467,030	$222,488

Denominator
Basic and diluted weighted-average shares outstanding	1,542,777	7,002,438	14,699,019	7,002,438

Basic and diluted net (loss) income per share	$(0.12)	$(0.12)	$0.03	$0.03

Recent Accounting Pronouncements

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

NOTE 3. RELATED PARTY TRANSACTIONS

Founder Shares

On March 1, 2021, the Sponsors paid $25,000 in exchange for Class B common stock and transferred an aggregate of 75,000 Founder Shares to three members of the board of directors (each received 25,000 Founder Shares). At March 31, 2025 and December 31, 2024, there were 7,002,438 Founder Shares outstanding.

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

Promissory Note — Related Party

On May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. On May 31, 2024, the Company issued the Note in the principal amount of up to $650,000 to the Sponsor, which amended, replaced and superseded in its entirety the Original Note, made by the Company in favor of the Sponsor in the principal amount of up to $350,000. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination. The Company has not borrowed any amount as of March 31, 2025 and December 31, 2024, and through the date of filing.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsors. As of March 31, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recognized an expense of $60,000 for the administrative service fee for the three months ended March 31, 2025 and 2024, which is included in operating costs on the condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024, the Company had $300,000 and $240,000, respectively, outstanding due to the affiliate of the Sponsor related to the administrative service fee.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Due to Related Party

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of March 31, 2025 and December 31, 2024, the Company had an outstanding balance due to the affiliate of the Sponsor of $304,730 and $244,592, respectively (including $300,000 and $240,000, respectively, for the administrative service fee at March 31, 2025 and December 31, 2024, as noted above). The amount is included in due to related party on the unaudited condensed consolidated balance sheets and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

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

Capital Markets Advisor Agreement

On August 21, 2023, the Company engaged a capital markets advisor in connection with seeking an extension for completing a Business Combination, a possible acquisition of a third party by merger, consolidation, acquisition of stock or assets or other business combination, and as a placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities. The Company agreed to pay the capital markets advisor a transaction fee in connection with the services provided, payable upon and subject to the Company’s consummation of an initial business combination (“Capital Markets Advisor Fee”). The fee consists of a fixed and determinable portion and a variable portion contingent upon certain future events expected to take place upon completion of a Business Combination. As of March 31, 2025 and December 31, 2024, $1,000,000 was accrued for the fee as the amount was fixed and determinable and reported on the condensed consolidated balance sheets within accounts payable and accrued expenses. These costs may be paid for using the proceeds of the cash available once a Business Combination is complete.

Expenses Contingent on the Closing of a Business Combination

As of March 31, 2025 and December 31, 2024, the Company has incurred $2,373,880 and $2,320,000, respectively, in fees contingent on the closing of a business combination. These costs may be paid for using the proceeds of the cash available once the business combination is complete. The amounts are included in accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Deferred Underwriters’ Commission

The underwriters were entitled to a deferred underwriters’ commission of 3.5% of the gross proceeds of the IPO, or $9,803,413 in the aggregate upon the completion of the Company’s initial Business Combination. In December 2023 one of the underwriters waived their right to receive the deferred underwriters’ commission and in August 2024 a second underwriter waived their right to receive the deferred underwriters’ commission. As a result, neither underwriter will receive additional underwriting commissions in connection with the closing of a Business Combination, and as a result de-recognized the related deferred underwriter commissions due to these underwriters at the time of the respective waivers, collectively totaling $9,460,293. The Company considers the deferred underwriters’ commission an offering cost. Offering costs are charged to stockholders’ equity or the unaudited condensed consolidated statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Upon the waiver of these offering costs, a portion of these offering costs were recorded to the unaudited condensed consolidated statement of operations and to stockholders’ equity. At March 31, 2025 and December 31, 2024, the Company reported $343,120 in deferred underwriters’ commission liability on the condensed consolidated balance sheets.

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of March 31, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were no shares of Class A common stock outstanding, excluding 8,550 and 2,200,303 shares of Class A common stock subject to possible redemption which are classified as temporary equity, respectively.

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

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. Holders of the Class B common stock are entitled to one vote for each share. There were 7,002,438 shares of Class B common stock issued and outstanding as of March 31, 2025 and December 31, 2024. Pursuant to the August 2023 Non-Redemption Agreements discussed in Note 2, 2,326,496 shares are subject to forfeiture upon consummation of the Company’s initial Business Combination. Additionally, pursuant to the May 2024 Non-Redemption Agreements discussed in Note 2, the Sponsor agreed to forfeit an aggregate of 75,000 shares of Class B common stock for the first six months of extension, and an aggregate of 9,000 additional shares of Class B common stock for each additional month of extension, up to three additional months upon consummation of the Company’s initial Business Combination.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

MARCH 31, 2025

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

NOTE 6. CAPITAL CONTRIBUTION NOTE

On March 28, 2024, the Company entered into the March Subscription Agreement with the Sponsor and the Capital Contribution Note Investor, pursuant to which the Sponsor raised $600,000 to provide working capital to the Company. In consideration of the March Subscription Agreement, the Company will issue 600,000 Class A common shares to the Capital Contribution Note Investor at the Closing. Amounts funded by the Sponsor to the Company under this arrangement do not accrue interest and shall be promptly repaid by the Company to the Sponsor within five (5) business days of the closing of an initial Business Combination. The Company and Sponsor are jointly and severally obligated to make the Business Combination Payment to the Capital Contribution Note Investor. The Capital Contribution Note Investor may elect at the closing of an initial Business Combination to receive such Business Combination Payment in cash or Class A common stock at a rate of one share of Class A common stock for each $10.00 of the Capital Calls funded under the March Subscription Agreement. If the Company liquidates without consummating a Business Combination, any amounts remaining in the Sponsor’s or the Company’s cash accounts (excluding any amounts in the Trust Account) after paying any outstanding third party invoices will be paid to the Capital Contribution Note Investor within ten (10) days of the liquidation.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

In April and June 2024, the Company borrowed an aggregate of $600,000 under the Capital Contribution Note. The fair value of the Capital Contribution Note includes both the fair value of the 600,000 shares in consideration for the Capital Calls and the principal as of each reporting date. As such, the Capital Contribution Note was initially measured at $600,000 as of the issue date. At March 31, 2025 and December 31, 2024, the Company had borrowed $600,000 under the Capital Contribution Note and reported $2,691,710 and $3,535,612, respectively, on the condensed consolidated balance sheets for the fair value of the Capital Contribution Note (see Note 7).

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents fair value information as of March 31, 2025 and December 31, 2024, for the Company’s assets and liabilities that are accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		March 31,	December 31,
Liabilities:	Level	2025	2024
Warrant Liability – Public Warrants	2	$1,400,487	$466,829
Warrant Liability – Private Placement Warrants	3	$810,000	$270,000
Capital Contribution Note	3	$2,691,710	$3,535,612

As of March 31, 2025 and December 31, 2024, cash held in the Trust Account was held in an interest-bearing demand deposit account. Such cash in the Trust Account is presented on the unaudited condensed consolidated balance sheets at fair value.

The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices at the close of market. At March 31, 2025 and December 31, 2024, there was insufficient trading volume for the Company’s Public Warrants to be classified as Level 1 and as a result, they were classified as Level 2.

At March 31, 2025 and December 31, 2024, the Company concluded that the Public Warrant price was indicative of the Private Placement Warrant price. The Public Warrant price as of March 31, 2025 and December 31, 2024 was $0.15 and $0.05 per warrant, respectively. Management utilizes significant judgment to determine the values of these unobservable inputs. Significant deviations from these estimates and inputs could result in a material change in fair value.

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

The Capital Contribution Note is measured at fair value at inception and on a recurring basis, with changes in fair value presented in the unaudited condensed consolidated statements of operations. Valuation of the Capital Contribution Note was determined using a Probability Weighted Expected Return Method (“PWERM”) and classified as a Level 3 valuation. The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes. The PWERM model requires management to make assumptions related to the Company’s stock volatility, the risk-free rate, the amount of time until the loan is repaid, and the probability of successfully closing on a business combination.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our financial liabilities classified as Level 3 for the period ended March 31, 2025 and 2024:

	Capital Contribution	Private Placement
Changes in fair value of financial liabilities measured with level 3:	Note	Warrants

December 31, 2024	$3,535,612	$270,000
Change in fair value	(843,902)	540,000
March 31, 2025	$2,691,710	$810,000

	Capital Contribution	Private Placement
Changes in fair value of financial liabilities measured with level 3:	Note	Warrants

December 31, 2023	$—	$717,000
Initial value of the Capital Contribution Note	600,000	—
Change in fair value	—	(116,000)
March 31, 2024	$600,000	$601,000

NOTE 8. SEGMENT INFORMATION

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

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of March 31, 2025, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability and Capital Contribution Note.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the unaudited condensed consolidated operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment. The CODM does not review assets in evaluating the results of the Company, and therefore, such information is not presented.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

When evaluating the Company’s primary measure of performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31,
	2025	2024
Operating costs	$474,341	$345,251
Add: Excise tax incurred and reported in accumulated deficit	237,655	—
Less: Adjustment to remove impact from excise tax	(237,655)	—
Loss from operations	(474,341)	(345,251)

Total other (expense) income, net	(495,740)	1,378,791

(Loss) income before provision for income taxes	(970,081)	1,033,540

Net (loss) income	$(990,974)	$689,518

NOTE 9. SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Concord Acquisition Corp II. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsors” refer to Concord Sponsor Group II LLC and CA2 Co-Investment, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, the business strategy, plans and objectives of management for future operations, and the impact of the changes in international trade policies and macroeconomic conditions on the Company’s ability to complete a Business Combination (as defined below), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Company’s annual report on Form 10-K and quarterly reports on Form 10-Q filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

The underwriters were entitled to a deferred underwriters’ commission of 3.5% of the gross proceeds of the IPO, or $9,803,413 in the aggregate (including the commission related to the underwriters’ exercise of the over-allotment option) upon the completion of the Company’s initial Business Combination. In December 2023, one of the underwriters waived their right to receive the deferred underwriters’ commission and in August 2024 a second underwriter waived their right to receive the deferred underwriters’ commission. As a result, neither underwriter will receive additional underwriting commissions in connection with the closing of a Business Combination. As a result of the waived deferred underwriters’ commission during the period ended March 31, 2025 and December 31, 2024, the Company recognized $0 and $397,281 of income, respectively; $0 and $3,386,836 was recorded to accumulated deficit, respectively, and the deferred underwriters’ commission liability was reduced by $0 and $3,784,117, respectively.

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

On August 26, 2024, we entered into the Merger Agreement with Events.com and Merger Sub. Pursuant to the Merger Agreement, the parties will consummate a Business Combination transaction pursuant to which Merger Sub will merge with and into Events.com, with Events.com surviving the merger as a wholly-owned subsidiary of the Company. The proposed Transaction is expected to be consummated after receipt of the required approvals by the stockholders of the Company and shareholders of Events.com and the satisfaction or waiver of certain other customary conditions. See “Proposed Business Combination” below.

On February 28, 2025, we held a special meeting of stockholders (the “February 2025 Special Meeting”) and our stockholders approved a proposal to amend the Company’s charter to extend the date by which we have to consummate a Business Combination from March 3, 2025 to December 31, 2025, or such earlier date as may be determined by our board of directors (such later date, the “Third Extended Date”). In connection with the votes to approve the Third Charter Amendment, the holders of an additional 2,191,753 shares of our Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.84 per share, for an aggregate redemption amount of $23,765,518, leaving approximately $92,709 in the Trust Account immediately after the redemptions.

On March 21, 2025, we were notified by Marcum LLP (“Marcum”) that Marcum resigned as the independent registered accounting firm of the Company. On March 21, 2025, upon Marcum’s resignation as auditors of the Company and with the approval of the Company’s Board of Directors, CBIZ CPAs P.C. was engaged as the Company’s independent registered public accounting firm.

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

Events.com Interim Financing

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

Termination

The Merger Agreement may be terminated at any time prior to the effective time of the Merger: (i) by mutual written consent of the Company and Events.com; (ii) by either the Company or Events.com if the Closing has not occurred by March 3, 2025 (or such later date as the Company’s deadline to consummate a business combination shall be extended to, if applicable) (the “Outside Date”), provided that the right to terminate the Merger Agreement upon the occurrence of the Outside Date will not be available to a party if a breach or violation by such party or its affiliates of any representation, warranty, covenant or obligation under the Merger Agreement was the primary cause of, or resulted in, the failure of the Closing to occur on or before the Outside Date; (iii) by Events.com if there has been a Change in Recommendation, or if, at the Company Stockholders’ Meeting, approval of the Company Stockholder Matters is not obtained; (iv) by the Company if Events.com does not deliver approval of the Transactions by the requisite holders of its capital stock within ten business days after the date that the Form S-4 is declared effective; (v) by Events.com if the Company’s Class A common stock has been delisted from the NYSE American, and such delisting has become final and non-appealable; or (vi) in the event of certain uncured breaches by the other party. On April 30, 2025, the Company extended the Outside Date to May 31, 2025.

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

Events.com Interim Financing

The Company accounts for the funds received and receivable recognized in association with the Interim Financing from Events.com in accordance with SAB Topic 5.A. As such, the Company records a receivable when funds are raised by Events.com and it is probable the Company will collect. Such amounts are offset against either expense on the statement of operations or accumulated deficit on the statement of changes in stockholders’ deficit depending on the nature of the funding.

For the three months ended March 31, 2025 and 2024, the Company reported no reduction in operating expenses or equity related to the Interim Financing.

In January 2025, the Company received $225,000 from Events.com in relation to the Interim Financing and at March 31, 2025 and December 31, 2024, the Company reported $0 and $225,000 of financing proceeds receivable on the condensed consolidated balance sheets related to the Interim Financing.

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

For the three months ended March 31, 2025, we had net loss of $990,974, which consisted of operating costs of $474,341, change in fair value of the warrant liability of $1,473,658, and income taxes of $20,893, partially offset by income from cash held in the Trust Account of $134,016 and change in the fair value of the Capital Contribution Note of $843,902.

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

Liquidity and Capital Resources

As of March 31, 2025, we had available to us $134,681 of cash held outside the Trust Account. We will use cash primarily to perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, to pay our administrative fees, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient or available to pay our taxes.

Additionally, the Company has an excise tax liability of $2,516,676 inclusive of $66,299 in interest and penalties, net of a payment of $475,000. Of the excise tax liability, approximately $2,300,000 was due on April 30, 2025. The Company currently has insufficient funds to pay this liability, absent any additional financing.

On March 28, 2024, the Company entered into the March Subscription Agreement with the Sponsor and the Capital Contribution Note Investor, pursuant to which the Capital Contribution Note Investor has agreed to provide $600,000 to the Company under the Capital Contribution Note as discussed in Note 6. As of March 31, 2025 and December 31, 2024, the Company has borrowed $600,000 under such note.

On May 31, 2024, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $650,000 to the Sponsor, a significant stockholder of the Company, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note amended, replaced and superseded in its entirety that certain promissory note, dated May 3, 2022, made by the Company in favor of the Sponsor in the principal amount of up to $350,000 (the “Original Note”), and any unpaid principal balance of the indebtedness evidenced by the Original Note has been merged into and evidenced by the Note. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. The Company has not borrowed any amount as of March 31, 2025 and December 31, 2024.

Pursuant to the Merger Agreement with Events.com, the Merger Agreement provides for the parties to cooperate, between the date of the Merger Agreement and the Closing, to raise capital for Events.com through the sale of equity securities, or securities convertible into equity securities (the “Interim Financing”). In association with the Merger Agreement, Events.com will be required to pay to the Company an amount based on funds raised by Events.com (see Note 2). During the period beginning with the execution of the Interim Financing agreement through March 31, 2025, the Company has received $1,000,000 from Events.com pursuant to the Interim Financing. For the period ended December 31, 2024, the Company has received $775,000 and was due $225,000 from Events.com pursuant to the Interim Financing, (which was received from Events.com during the three months ended March 31, 2025).

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

The Company has until December 31, 2025, or during any Extension Period, to consummate a Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before December 31, 2025, or during any Extension Period, it is uncertain whether the Company will be able to consummate a Business Combination by this time. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, Management has determined that the mandatory liquidation, should a Business Combination not occur and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate our business prior to completing a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 31, 2025, or during any Extension Period.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unaudited condensed consolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than discussed below, that affects the liquidity or capital resources of the Company.

We have an agreement to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and support services.

On May 31, 2024, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $650,000 to the Sponsor, a significant stockholder of the Company, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note amended, replaced and superseded in its entirety that certain promissory note, dated May 3, 2022, made by the Company in favor of the Sponsor in the principal amount of up to $350,000 (the “Original Note”), and any unpaid principal balance of the indebtedness evidenced by the Original Note has been merged into and evidenced by the Note. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). The Company has not borrowed any amount as of March 31, 2025 and December 31, 2024.

Our underwriters are entitled to a deferred underwriting commission of $343,120 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

On August 21, 2023, we engaged a capital markets advisor in connection with seeking an extension for completing a Business Combination, a possible acquisition of a third party by merger, consolidation, acquisition of stock or assets or other business combination, and as a placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities. We agreed to pay the capital markets advisor a transaction fee in connection with the services provided, payable upon and subject to our consummation of an initial business combination (“Capital Markets Advisor Fee”). The fee consists of a fixed and determinable portion and a variable portion contingent upon certain future events expected to take place upon completion of a Business Combination. As of March 31, 2025 and December 31, 2024, $1,000,000 was accrued for the fee as the amount was fixed and determinable and reported on the condensed consolidated balance sheets within accounts payable and accrued expenses. These costs may be paid using the proceeds of the cash available once a Business Combination is complete.

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

The Company classified the Capital Contribution Note as a liability and elected the fair value option, and records changes in fair value at each reporting period in the unaudited condensed consolidated statements of operations. The fair value of the Capital Contribution Note will include both the fair value of the 600,000 shares in consideration for the Capital Calls and the principal as of each reporting date. As of March 31, 2025 and December 31, 2024, the Company has borrowed $600,000 under such note and no additional borrowings are available under this note.

As of March 31, 2025 and December 31, 2024, the Company has incurred $2,373,880 and $2,320,000, respectively, in fees contingent on the closing of a business combination. These costs may be paid for using the proceeds of the cash available once the business combination is complete. The amounts are included in accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets.

Critical Accounting Estimates

We prepare our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of unaudited condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management.We have identified the following critical accounting estimates:

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

Capital Contribution Note

The Company has elected to report its Capital Contribution Note at fair value. Changes in the estimated fair value of the Capital Contribution Note are recognized as non-cash gains or losses in the unaudited condensed consolidated statements of operations. The fair value of our Capital Contribution Note was determined using a Probability Weighted Expected Return Method (“PWERM ”). The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes and requires significant estimates by management. The PWERM model requires management to make assumptions related to the Company’s stock volatility, the risk-free rate, the amount of time until the loan is repaid, and the probability of successfully closing on a business combination. As each of these items are out of the control of management, significant uncertainty exists in the PWERM model and the underlying assumptions. Deviations from these estimates could result in a significate difference to our financial results. As the changes in fair value have no impact to our cash, changes in fair value of the Capital Contribution Note and derivations from our estimates of fair value have no impact on our cash inflows or outflows.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed consolidated financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the IPO or until we are no longer an “emerging growth company,” whichever is earlier.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2025, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 19, 2025 (the “Annual Report”), and described below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial business combination target or the performance or business prospects of a post-business combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial business combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial business combination targets, or lead to material adverse effects on a post-business combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a business combination could change even after we enter into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that business combination agreement. These factors could affect our selection of a business combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial business combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial business combination. If we complete an initial business combination with such a target, the post-business combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-business combination company to decline.

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

On February 28, 2025, the Company’s stockholders approved at the special meeting of stockholders a proposal to amend the Company’s charter to extend the date by which the Company has to consummate a Business Combination from March 3, 2025 to December 31, 2025, or such earlier date as may be determined by the board of directors of the Company. In connection with the votes to approve the Third Charter Amendment, the holders of an additional 2,191,753 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.84 per share, for an aggregate redemption amount of $23,765,518, leaving $92,709 in the Trust Account immediately after the redemptions.

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

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of May 2025.

CONCORD ACQUISITION CORP II

By:	/s/ Jeff Tuder
Name:	Jeff Tuder
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michele Cito
Name:	Michele Cito
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)