Form 10-Q
period 2025-06-30
Concord Acquisition Corp II
filed 2025-08-05
CIK 1851959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	CNDAU	OTCID
Class A common stock, par value $0.0001 per share	CNDA	OTCID
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	CNDAW	OTCQB

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

As of August 4, 2025, there were 8,550 shares of Class A common stock, par value $0.0001 per share, and 7,002,438 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CONCORD ACQUISITION CORP II

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

CONCORD ACQUISITION CORP II

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Cash	$20,494	$537,970
Income tax receivable	1,427	2,253
Financing proceeds receivable	—	225,000
Prepaid expenses	212,661	97,620
Total Current Assets	234,582	862,843
Cash held in Trust Account	97,900	23,791,131
Total Assets	$332,482	$24,653,974

Liabilities and Stockholders’ Deficit
Due to related party	$364,730	$244,592
Accounts payable and accrued expenses	2,625,916	2,502,629
Excise tax payable	2,621,114	2,463,780
Total Current Liabilities	5,611,760	5,211,001
Warrant liability	1,179,031	736,829
Capital Contribution Note, at fair value	1,912,289	3,535,612
Deferred underwriters’ commission	343,120	343,120
Total Liabilities	9,046,200	9,826,562

Commitments and Contingencies

Class A common stock subject to possible redemption, 8,550 and 2,200,303 shares at redemption value of $12.42 and $10.81 at June 30, 2025 and December 31, 2024, respectively	106,163	23,793,335

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding, excluding 8,550 and 2,200,303 shares subject to possible redemption at June 30, 2025 and December 31, 2024, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,002,438 shares issued and outstanding	700	700
Additional paid-in capital	—	—
Accumulated deficit	(8,820,581)	(8,966,623)
Total Stockholders’ Deficit	(8,819,881)	(8,965,923)
Total Liabilities and Stockholders’ Deficit	$332,482	$24,653,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD ACQUISITION CORP II

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating costs	$358,705	$565,464	$833,046	$910,715
Loss from operations	(358,705)	(565,464)	(833,046)	(910,715)

Other income (expense):
Other income	—	—	—	34
Income from cash held in Trust Account	778	1,248,068	134,794	2,936,231
Excess of fair value of Capital Contribution Note over initial principal balance at issuance	—	34,921	—	(565,079)
Change in fair value of Capital Contribution Note	779,421	621,826	1,623,323	621,826
Change in fair value of warrant liability	1,031,456	19,138	(442,202)	309,732
Total other income, net	1,811,655	1,923,953	1,315,915	3,302,744

Income before provision for income taxes	1,452,950	1,358,489	482,869	2,392,029
Benefit from (provision for) income taxes	67	(251,594)	(20,826)	(595,616)
Net income	$1,453,017	$1,106,895	$462,043	$1,796,413

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	8,550	10,853,260	771,425	12,776,140
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.21	$0.06	$0.06	$0.09

Basic and diluted weighted average shares outstanding, Class B common stock	7,002,438	7,002,438	7,002,438	7,002,438
Basic and diluted net income per share, Class B common stock	$0.21	$0.06	$0.06	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD ACQUISITION CORP II

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

			Class A		Class B		Additional		Total
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	—	$—	—	$—	7,002,438	$700	$—	$(8,966,623)	$(8,965,923)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	—	—	(237,655)	(237,655)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(78,599)	(78,599)
Net loss	—	—	—	—	—	—	—	(990,974)	(990,974)
Balance as of March 31, 2025	—	—	—	—	7,002,438	700	—	(10,273,851)	(10,273,151)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	253	253
Net income	—	—	—	—	—	—	—	1,453,017	1,453,017
Balance as of June 30, 2025	—	$—	—	$—	7,002,438	$700	$—	$(8,820,581)	$(8,819,881)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

			Class A		Class B		Additional
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	—	$—	—	$—	7,002,438	$700	$—	$(8,206,460)	$(8,205,760)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(1,294,142)	(1,294,142)
Net income	—	—	—	—	—	—	—	689,518	689,518
Balance as of March 31, 2024	—	—	—	—	7,002,438	700	—	(8,811,084)	(8,810,384)
Contribution - non-redemption agreements	—	—	—	—	—	—	90,353	—	90,353
Fair value of shareholder non-redemption agreements	—	—	—	—	—	—	(90,353)	—	(90,353)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	—	—	(1,327,364)	(1,327,364)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(946,473)	(946,473)
Net income	—	—	—	—	—	—	—	1,106,895	1,106,895
Balance as of June 30, 2024	—	$—	—	$—	7,002,438	$700	$—	$(9,978,026)	$(9,977,326)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD ACQUISITION CORP II

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six
	Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$462,043	$1,796,413
Adjustments to reconcile net income to net cash used in operating activities:
Income from cash held in Trust Account	(134,794)	(2,936,231)
Changes in fair value of Capital Contribution Note	(1,623,323)	(621,826)
Excess of fair value of Capital Contribution Note over initial principal balance at issuance	—	565,079
Changes in fair value of warrant liability	442,202	(309,732)
Changes in operating assets and liabilities:
Prepaid expenses	(115,041)	(114,069)
Excise tax payable	(80,321)	—
Due to related party	120,138	122,155
Accrued income taxes	826	45,616
Accounts payable and accrued expenses	123,287	264,774
Net cash used in operating activities	(804,983)	(1,187,821)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemptions	23,765,518	132,667,234
Amounts withdrawn from Trust Account to pay taxes	62,507	750,000
Net cash provided by investing activities	23,828,025	133,417,234

Cash flows from financing activities:
Proceeds from capital contribution note	—	600,000
Proceeds from Interim Financing	225,000	—
Redemption of Common Stock	(23,765,518)	(132,667,234)
Net cash used in financing activities	(23,540,518)	(132,067,234)

Net change in cash	(517,476)	162,179
Cash, beginning of the period	537,970	363,225
Cash, end of the period	$20,494	$525,404

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Increase in redemption value of shares subject to possible redemption	$78,346	$2,240,615
Excise tax attributable to redemption of common stock	$237,655	$1,327,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity since February 18, 2021 (inception) through June 30, 2025, relates to the Company’s formation, the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination and completion of the proposed Business Combination (described below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability and Capital Contribution Note (which is described in Note 2 – Capital Contribution Note).

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

JUNE 30, 2025

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a stockholder meeting called to approve the Business Combination; or (2) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations. As of June 30, 2025, the amount in the Trust Account redeemable by common stockholders is approximately $12.42 per public share.

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

JUNE 30, 2025

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

On September 3, 2024, the Company received a letter from NYSE American LLC (“NYSE American” or the “Exchange”) stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s Class A common stock, Units and warrants (collectively, the “Securities”) pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a Business Combination within 36 months of the effectiveness of its Initial Public Offering registration statement, or such shorter period that the Company specified in its registration statement. As a result of the determination, trading of the Company’s Securities on the NYSE American has been terminated.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

On October 11, 2024, the Company joined OTC Markets. The Company’s Units and Class A common stock currently trade on the OTCIDTM Basic Market under the symbols CNDAU and CNDA, respectively. The Company’s redeemable warrants, each one whole warrant exercisable for one share of Class A common stock at a price of $11.50 per share, began trading on the OTCQB® Venture Market under the symbol CNDAW on October 21, 2024.

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

JUNE 30, 2025

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

JUNE 30, 2025

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

As of June 30, 2025, the Company is currently past the Outside Date and is in negotiations with Events.com to amend the Merger Agreement. The Company does not provide any assurance that both parties will ultimately agree to an extension, which could result in termination of the Merger Agreement.

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

JUNE 30, 2025

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

JUNE 30, 2025

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

JUNE 30, 2025

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

Liquidity and Going Concern Considerations

As of June 30, 2025, the Company had cash of $20,494 held outside of the Trust Account and available for working capital purposes. Further, investment income on the funds held in the Trust Account may be released to the Company to pay taxes (excluding excise taxes) and up to $100,000 to pay dissolution expenses. Additionally, the Company has an excise tax liability of $2,621,114 inclusive of $170,738 in interest and penalties, net of payments of $475,000. Of the excise tax liability, approximately $2,300,000 was due on April 30, 2025. The Company currently has insufficient funds to pay this liability, absent any additional financing.

On March 28, 2024, the Company entered into a subscription agreement (the “March Subscription Agreement”) with the Sponsor and the Capital Contribution Note Investor (see Note 6), pursuant to which the Capital Contribution Note Investor has agreed to provide up to $600,000 to the Sponsor and, subsequently, the Sponsor would loan the funds to the Company (the “Capital Contribution Note”) through a Promissory Note as discussed in Note 6. As of June 30, 2025, the Company called $600,000 under the Capital Contribution Note (see Note 6) and subsequently borrowed $600,000 under a Promissory Note (see Note 6).

On May 31, 2024, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $650,000 to the Sponsor, a significant stockholder of the Company, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note amended, replaced and superseded in its entirety that certain promissory note, dated May 3, 2022, made by the Company in favor of the Sponsor in the principal amount of up to $350,000 (the “Original Note”), and any unpaid principal balance of the indebtedness evidenced by the Original Note has been merged into and evidenced by the Note. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial Business Combination (such date, the “Maturity Date”). The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. At June 30, 2025 and December 31, 2024, there was no amount outstanding under the Note.

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

JUNE 30, 2025

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

Risks and Uncertainties

The continuing military conflict between the Russian Federation and Ukraine, the military actions between Hamas and Israel and the risk of escalations of other military conflicts as well as recent changes in international trade policies and macroeconomic conditions have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, cash flows and completion of a Business Combination is not determinable as of the date of these unaudited condensed consolidated financial statements.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 19, 2025, which contains the audited financial statements and notes thereto. The accompanying condensed consolidated balance sheet as of December 31, 2024, has been derived from those audited financial statements. The interim results for the three or six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future interim periods.

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

JUNE 30, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

Cash Held in Trust Account

As of June 30, 2025 and December 31, 2024, funds held in Trust Account consisted of interest bearing demand deposits that generally have a readily determinable fair value. Such funds are presented on the unaudited condensed consolidated balance sheets at fair value at the end of the reporting period. Interest on the demand deposits is included in income from cash held in Trust Account in the accompanying unaudited condensed consolidated statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed, and as of December 31, 2024 did exceed, the Federal Depository Insurance Coverage of $250,000. As of June 30, 2025 and December 31, 2024, the Company has not experienced losses on this account.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

For the three and six months ended June 30, 2025 and the year ended December 31, 2024, the changes in Class A common stock subject to possible redemption is as follows:

	Shares	Amount
January 1, 2024	14,699,019	$153,932,010
Less:
Redemptions	(12,498,716)	(132,667,234)
Plus:
Increase in redemption value of shares subject to possible redemption	—	2,528,559
December 31, 2024	2,200,303	$23,793,335
Less:
Redemptions	(2,191,753)	(23,765,518)
Plus:
Increase in redemption value of shares subject to possible redemption	—	78,599
March 31, 2025	8,550	$106,416
Less:
Decrease in redemption value of shares subject to possible redemption	—	(253)
June 30, 2025	8,550	$106,163

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Stock-Based Compensation

The sale or transfers of the Founder Shares to members of the Company’s board of directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of June 30, 2025 and for all prior periods, the Company determined that a Business Combination is not considered probable until the Business Combination is completed, and therefore, no stock-based compensation expense has been recognized.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

For the three and six months ended June 30, 2025 and 2024, the Company reported no reduction in operating expenses or equity related to the Interim Financing.

In January 2025, the Company received $225,000 from Events.com in relation to the Interim Financing and at June 30, 2025 and December 31, 2024, the Company reported $0 and $225,000 of financing proceeds receivable on the condensed consolidated balance sheets related to the Interim Financing.

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

Non-Redemption Agreements

In August 2023, the Company and the Sponsor entered into Non-Redemption Agreements with a number of the Company’s stockholders in exchange for them agreeing not to redeem shares of the Non-Redeemed Shares in connection with the special meeting of stockholders called by the Company and held on August 29, 2023 (described below). In exchange for the foregoing commitments not to redeem such shares, the Company has agreed to issue, or cause to be issued, to such investors the 2023 Promote Shares and the Sponsor has agreed to surrender and forfeit to the Company for no consideration, a number of shares of Class B common stock, par value $0.0001 per share, of the Company equal to the number of 2023 Promote Shares upon closing of the initial Business Combination. The Company estimated the aggregate fair value of the shares attributable to the Investors to be $1,143,605 during the three months ended September 30, 2024.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

In May 2024, the Company and the Sponsor entered into Non-Redemption Agreements with the 2024 NRA Investors in exchange for them agreeing not to redeem shares of the 2024 Non-Redeemed Shares in connection with the special meeting of stockholders called by the Company and held on May 31, 2024 (described below). In exchange for the foregoing commitment to the Company to not redeem the 2024 Non-Redeemed Shares, the Company agreed to issue, or cause to be issued, to such stockholders the 2024 Promote Shares, upon closing of the initial Business Combination, and the Sponsor agreed to surrender and forfeit, for no consideration, a number of shares of Class B common stock, par value $0.0001 per share, of the Company equal to the number of 2024 Promote Shares upon closing of the initial Business Combination. The Company estimated the aggregate fair value of the shares attributable to the Investors to be $90,353 during the three months ended September 30, 2024.

The Company complies with the requirements of SEC Staff Accounting Bulletin (“SAB”) Topic 5(A) – “Expenses of Offering” and SAB Topic 5(T): Miscellaneous Accounting - Accounting for Expenses or Liabilities Paid by Principal Stockholder(s). As such, the value of 2023 Promote Shares and the 2024 Promote Shares assigned to the Investors is recognized as offering costs and charged to stockholders’ deficit. The value of the Class B common stock to be forfeited by the Sponsors is reported as an increase to stockholders’ deficit. The non-redemption agreements are considered a component of equity. As such, they are not required to be measured at fair value at each reporting date.

Income and Other Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2025 and 2024, primarily due to changes in fair value of the warrant liability, which are not currently recognized in taxable income, non-deductible start-up costs, change in fair value of Capital Contribution Note, and the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income or loss or the related tax provision or benefit but is otherwise able to make a reasonable estimate, the tax provision or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results through June 30, 2025 and 2024.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

On July 4, 2025, the U.S. government enacted tax reform, commonly referred to as the One Big Beautiful Bill Act ("OBBB"). OBBB amends U.S. tax law, including provisions related to bonus depreciation, interest expense limitation, research and development, global intangible low-taxed income, foreign derived intangible income and base erosion and anti-abuse tax. The Company is still evaluating the impact of the OBBB, however, does not currently believe it will have a material impact on its effective tax rate in the current year.

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

The IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. The excise tax liability due as of October 31, 2024 was $1,360,357 and the Company made a partial payment of $250,000 in October 2024 and an additional payment of $225,000 on January 30, 2025. As the excise tax was not paid in full, for the three and six months ended June 30, 2025, the Company incurred interest and penalties reported in operating costs on the unaudited condensed consolidated statements of operations of $104,439 and $144,679, respectively, and for the three and six months ended June 30, 2024, the Company incurred no interest and penalties. At June 30, 2025 and December 31, 2024, the Company has $170,738 and $26,059 due in excise tax interest and penalties included in excise tax payable on the condensed consolidated balance sheets. Until the excise tax is paid in full, the Company will incur additional interest and penalties.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

For the three and six months ended June 30, 2025, the Company incurred $0 and $237,655, respectively, in excise tax related to share redemptions in the unaudited condensed consolidated statements of changes in stockholders’ deficit. For the three and six months ended June 30, 2024, the Company incurred $1,327,364 in excise tax related to share redemptions in the unaudited condensed consolidated statements of changes in stockholders’ deficit. At June 30, 2025 and December 31, 2024, the Company has an excise tax liability on the condensed consolidated balance sheets for $2,621,114 and $2,463,780, respectively, inclusive of the related interest and penalties. The excise tax liability related to share redemptions is offset against accumulated deficit on the unaudited condensed consolidated statement of changes in stockholder’s deficit. The liability related to interest and penalties is reported on the unaudited condensed consolidated statement of operations and is included in operating costs.

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

Net Income Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net income per common share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants would be anti-dilutive. The Capital Contribution Note Investor may elect at the closing of an initial Business Combination to receive such Business Combination Payment (as defined below) in cash or Class A common stock at a rate of one share of Class A common stock for each $10.00 of the Capital Calls funded under the March Subscription Agreement. If the Capital Contribution Note Investor elects to receive Class A common stock, the Sponsor may transfer, or the Company (or the surviving entity following the closing of an initial Business Combination) may issue, such shares to the Contribution Note Investor. Further, in consideration of the Capital Calls funded by the Capital Contribution Note Investor, the Company will issue 600,000 shares of Class A common stock to the Capital Contribution Note Investor at the closing of an initial Business Combination. As these shares are currently not outstanding, they are excluded from the calculation of diluted net income per share. At June 30, 2025 and 2024, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. When applying the two-class method for determining net income per share, the Company has elected to exclude remeasurement associated with the redeemable shares of Class A common stock to redemption value as the redemption value is not in excess of fair value.

For the three and six months ended June 30, 2025 and 2024, basic and diluted net income per common share is as follows:

	For the Three Months ended June 30,
	2025		2024
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,772	$1,451,245	$672,806	$434,089

Denominator
Basic and diluted weighted-average shares outstanding	8,550	7,002,438	10,853,260	7,002,438

Basic and diluted net income per share	$0.21	$0.21	$0.06	$0.06

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

	For the Six Months ended June 30,
	2025		2024
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$45,850	$416,193	$1,160,408	$636,005

Denominator
Basic and diluted weighted-average shares outstanding	771,425	7,002,438	12,776,140	7,002,438

Basic and diluted net income per share	$0.06	$0.06	$0.09	$0.09

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

NOTE 3. RELATED PARTY TRANSACTIONS

Founder Shares

On March 1, 2021, the Sponsors paid $25,000 in exchange for Class B common stock and transferred an aggregate of 75,000 Founder Shares to three members of the board of directors (each received 25,000 Founder Shares). At June 30, 2025 and December 31, 2024, there were 7,002,438 Founder Shares outstanding.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Promissory Note — Related Party

On May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. On May 31, 2024, the Company issued the Note in the principal amount of up to $650,000 to the Sponsor, which amended, replaced and superseded in its entirety the Original Note, made by the Company in favor of the Sponsor in the principal amount of up to $350,000. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination. The Company has not borrowed any amount as of June 30, 2025 and December 31, 2024, and through the date of filing.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsors. As of June 30, 2025 and December 31, 2024, and through the date of filing, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recognized an expense of $60,000 and $120,000 for the administrative service fee for the three and six months ended June 30, 2025 and 2024, which is included in operating costs on the condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, the Company had $360,000 and $240,000, respectively, outstanding due to the affiliate of the Sponsor related to the administrative service fee.

Due to Related Party

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of June 30, 2025 and December 31, 2024, the Company had an outstanding balance due to the affiliate of the Sponsor of $364,730 and $244,592, respectively (including $360,000 and $240,000, respectively, for the administrative service fee at June 30, 2025 and December 31, 2024, as noted above). The amount is included in due to related party on the unaudited condensed consolidated balance sheets and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

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

Capital Markets Advisor Agreement

On August 21, 2023, the Company engaged a capital markets advisor in connection with seeking an extension for completing a Business Combination, a possible acquisition of a third party by merger, consolidation, acquisition of stock or assets or other business combination, and as a placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities. The Company agreed to pay the capital markets advisor a transaction fee in connection with the services provided, payable upon and subject to the Company’s consummation of an initial business combination (“Capital Markets Advisor Fee”). The fee consists of a fixed and determinable portion and a variable portion contingent upon certain future events expected to take place upon completion of a Business Combination. As of June 30, 2025 and December 31, 2024, $1,000,000 was accrued for the fee as the amount was fixed and determinable and reported on the condensed consolidated balance sheets within accounts payable and accrued expenses. These costs may be paid for using the proceeds of the cash available once a Business Combination is complete.

Expenses Contingent on the Closing of a Business Combination

As of June 30, 2025 and December 31, 2024, the Company has incurred $2,389,987 and $2,320,000, respectively, in fees contingent on the closing of a business combination. These costs may be paid for using the proceeds of the cash available once the business combination is complete. The amounts are included in accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets.

Deferred Underwriters’ Commission

The underwriters were entitled to a deferred underwriters’ commission of 3.5% of the gross proceeds of the IPO, or $9,803,413 in the aggregate upon the completion of the Company’s initial Business Combination. In December 2023 one of the underwriters waived their right to receive the deferred underwriters’ commission and in August 2024 a second underwriter waived their right to receive the deferred underwriters’ commission. As a result, neither underwriter will receive additional underwriting commissions in connection with the closing of a Business Combination, and as a result de-recognized the related deferred underwriter commissions due to these underwriters at the time of the respective waivers, collectively totaling $9,460,293. The Company considers the deferred underwriters’ commission an offering cost. Offering costs are charged to stockholders’ equity or the unaudited condensed consolidated statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Upon the waiver of these offering costs, a portion of these offering costs were recorded to the unaudited condensed consolidated statement of operations and to stockholders’ equity. At June 30, 2025 and December 31, 2024, the Company reported $343,120 in deferred underwriters’ commission liability on the condensed consolidated balance sheets.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were no shares of Class A common stock outstanding, excluding 8,550 and 2,200,303 shares of Class A common stock subject to possible redemption which are classified as temporary equity, respectively.

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

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. Holders of the Class B common stock are entitled to one vote for each share. There were 7,002,438 shares of Class B common stock issued and outstanding as of June 30, 2025 and December 31, 2024. Pursuant to the August 2023 Non-Redemption Agreements discussed in Note 2, 2,326,496 shares are subject to forfeiture upon consummation of the Company’s initial Business Combination. Additionally, pursuant to the May 2024 Non-Redemption Agreements discussed in Note 2, the Sponsor agreed to forfeit an aggregate of 75,000 shares of Class B common stock for the first six months of extension, and an aggregate of 9,000 additional shares of Class B common stock for each additional month of extension, up to three additional months upon consummation of the Company’s initial Business Combination.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

In April and June 2024, the Company borrowed an aggregate of $600,000 under the Capital Contribution Note. The fair value of the Capital Contribution Note includes both the fair value of the 600,000 shares in consideration for the Capital Calls and the principal as of each reporting date. As such, the Capital Contribution Note was initially measured at $600,000 as of the issue date. At June 30, 2025 and December 31, 2024, the Company had borrowed $600,000 under the Capital Contribution Note and reported $1,912,289 and $3,535,612, respectively, on the condensed consolidated balance sheets for the fair value of the Capital Contribution Note (see Note 7).

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents fair value information as of June 30, 2025 and December 31, 2024, for the Company’s assets and liabilities that are accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		June 30,	December 31,
Liabilities:	Level	2025	2024
Warrant Liability – Public Warrants	2	$746,927	$466,829
Warrant Liability – Private Placement Warrants	3	$432,104	$270,000
Capital Contribution Note	3	$1,912,289	$3,535,612

As of June 30, 2025 and December 31, 2024, cash held in the Trust Account was held in an interest-bearing demand deposit account. Such cash in the Trust Account is presented on the unaudited condensed consolidated balance sheets at fair value.

The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices at the close of market. At June 30, 2025 and December 31, 2024, there was insufficient trading volume for the Company’s Public Warrants to be classified as Level 1 and as a result, they were classified as Level 2.

At June 30, 2025 and December 31, 2024, the Company concluded that the Public Warrant price was indicative of the Private Placement Warrant price. The Public Warrant price as of June 30, 2025 and December 31, 2024 was $0.08 and $0.05 per warrant, respectively.

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

JUNE 30, 2025

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

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our financial liabilities classified as Level 3 for the period ended June 30, 2025 and 2024:

	Capital Contribution	Private Placement
Changes in fair value of financial liabilities measured with level 3:	Note	Warrants

December 31, 2024	$3,535,612	$270,000
Change in fair value	(843,902)	540,000
March 31, 2025	$2,691,710	$810,000
Change in fair value	(779,421)	(377,896)
June 30, 2025	$1,912,289	$432,104

	Capital Contribution	Private Placement
Changes in fair value of financial liabilities measured with level 3:	Note	Warrants

December 31, 2023	$—	$717,000
Initial value of the Capital Contribution Note	600,000	—
Change in fair value	—	(116,000)
March 31, 2024	$600,000	$601,000
Excess of fair value of Capital Contribution Note over initial principal balance at issuance	565,079	—
Change in fair value	(621,826)	(7,000)
June 30, 2024	$543,253	$594,000

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

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of June 30, 2025, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability and Capital Contribution Note.

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

JUNE 30, 2025

(UNAUDITED)

When evaluating the Company’s primary measure of performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating costs	$358,705	$565,464	$833,046	$910,715
Add: Excise tax incurred and reported in accumulated deficit	—	1,327,364	237,655	1,327,364
Less: Adjustment to remove impact from excise tax	—	(1,327,364)	(237,655)	(1,327,364)
Loss from operations	(358,705)	(565,464)	(833,046)	(910,715)

Total other income, net	1,811,655	1,923,953	1,315,915	3,302,744

Income before provision for income taxes	1,452,950	1,358,489	482,869	2,392,029

Net income	$1,453,017	$1,106,895	$462,043	$1,796,413

Operating costs include those costs necessary for the Company to effectuate a Business Combination. Such costs include professional fees for legal and financial reporting services along with administrative fees. Excise taxes are a significant cash outlay for the segment and are therefore part of the CODM’s review.

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

Recent Developments

The underwriters were entitled to a deferred underwriters’ commission of 3.5% of the gross proceeds of the IPO, or $9,803,413 in the aggregate (including the commission related to the underwriters’ exercise of the over-allotment option) upon the completion of the Company’s initial Business Combination. In December 2023, one of the underwriters waived their right to receive the deferred underwriters’ commission and in August 2024 a second underwriter waived their right to receive the deferred underwriters’ commission. As a result, neither underwriter will receive additional underwriting commissions in connection with the closing of a Business Combination. As a result of the waived deferred underwriters’ commission, during the quarter ended September 2024, the Company recognized $397,281 of income, $3,386,836 was recorded to accumulated deficit, and the deferred underwriters’ commission liability was reduced by $3,784,117. During the three and six months ended June 30, 2025 and 2024 there was no impact to the financial statement for the waived deferred underwriters’ commission.

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

As previously disclosed in a Form 8-K filed with the SEC on March 24, 2025, on March 21, 2025, we were notified by Marcum LLP (“Marcum”) that Marcum resigned as the independent registered accounting firm of the Company. On March 21, 2025, upon Marcum’s resignation as auditors of the Company and with the approval of the Company’s Board of Directors, CBIZ CPAs P.C. was engaged as the Company’s independent registered public accounting firm.

Securities Listing

On May 23, 2024, the Company announced the transfer of the listing of its Class A common stock, Units and warrants from the New York Stock Exchange to NYSE American LLC (“NYSE American”). The Company’s Class A common stock, Units and warrants began trading on NYSE American on May 29, 2024 under the same ticker symbols.

On September 3, 2024, the Company received a letter from NYSE American LLC (“NYSE American” or the “Exchange”) stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s Class A common stock, Units and warrants (collectively, the “Securities”) pursuant to Sections 119 (b) and 119 (f) of the NYSE American Company Guide because the Company failed to consummate a Business Combination within 36 months of the effectiveness of its Initial Public Offering registration statement, or such shorter period that the Company specified in its registration statement. As a result of the determination, trading of the Company’s Securities on the NYSE American has been terminated.

On October 11, 2024, the Company joined OTC Markets. The Company’s Units and Class A common stock currently trade on the OTCIDTM Basic Market under the symbols CNDAU and CNDA, respectively. The Company’s redeemable warrants, each one whole warrant exercisable for one share of Class A common stock at a price of $11.50 per share, began trading on the OTCQB® Venture Market under the symbol CNDAW on October 21, 2024.

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

See Note 1 to the accompanying Notes to Condensed Consolidated Financial Statements for discussion of the terms of the Merger Agreement and other agreements related thereto.

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

For the three months ended June 30, 2025, we had net income of $1,453,017, which consisted of change in fair value of the warrant liability of $1,031,456, change in the fair value of the Capital Contribution Note of $779,421, income from cash held in the Trust Account of $778 and income tax benefit of $67, partially offset by operating costs of $358,705.

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

For the six months ended June 30, 2025, we had net income of $462,043, which consisted of change in the fair value of the Capital Contribution Note of $1,623,323, income from cash held in the Trust Account of $134,794, partially offset by operating costs of $ $833,046, change in fair value of the warrant liability of $442,202, and income taxes of $20,826.

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

Liquidity and Capital Resources

As of June 30, 2025, we had available to us $20,494 of cash held outside the Trust Account. We will use cash primarily to perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, to pay our administrative fees, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient or available to pay our taxes.

Additionally, the Company has an excise tax liability of $2,621,114 inclusive of $170,738 in interest and penalties. The liability as of June 30, 2025 reflects cumulative payments of $475,000 against the total excise tax obligations incurred as a result of redemptions of our public shares. Of the excise tax liability, approximately $2,300,000 was due on April 30, 2025. The Company currently has insufficient funds to pay this liability, absent any additional financing.

On March 28, 2024, the Company entered into the March Subscription Agreement with the Sponsor and the Capital Contribution Note Investor, pursuant to which the Capital Contribution Note Investor has agreed to provide $600,000 to the Company under the Capital Contribution Note as discussed in Note 6. As of June 30, 2025 and December 31, 2024, the Company has borrowed $600,000 under such note.

On May 31, 2024, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $650,000 to the Sponsor, a significant stockholder of the Company, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note amended, replaced and superseded in its entirety that certain promissory note, dated May 3, 2022, made by the Company in favor of the Sponsor in the principal amount of up to $350,000 (the “Original Note”), and any unpaid principal balance of the indebtedness evidenced by the Original Note has been merged into and evidenced by the Note. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. The Company has not borrowed any amount as of June 30, 2025 and December 31, 2024.

Pursuant to the Merger Agreement with Events.com, the Merger Agreement provides for the parties to cooperate, between the date of the Merger Agreement and the Closing, to raise capital for Events.com through the sale of equity securities, or securities convertible into equity securities (the “Interim Financing”). In association with the Merger Agreement, Events.com will be required to pay to the Company an amount based on funds raised by Events.com (see Note 2). During the period beginning with the execution of the Interim Financing agreement through June 30, 2025, the Company has received $1,000,000 from Events.com pursuant to the Interim Financing. For the period ended December 31, 2024, the Company has received $775,000 and was due $225,000 from Events.com pursuant to the Interim Financing, (which was received from Events.com during the six months ended June 30, 2025).

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unaudited condensed consolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than discussed below, that affects the liquidity or capital resources of the Company.

We have an agreement to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and support services.

On May 31, 2024, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $650,000 to the Sponsor, a significant stockholder of the Company, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note amended, replaced and superseded in its entirety that certain promissory note, dated May 3, 2022, made by the Company in favor of the Sponsor in the principal amount of up to $350,000 (the “Original Note”), and any unpaid principal balance of the indebtedness evidenced by the Original Note has been merged into and evidenced by the Note. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). The Company has not borrowed any amount as of June 30, 2025 and December 31, 2024.

Our underwriters are entitled to a deferred underwriting commission of $343,120 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

On August 21, 2023, we engaged a capital markets advisor in connection with seeking an extension for completing a Business Combination, a possible acquisition of a third party by merger, consolidation, acquisition of stock or assets or other business combination, and as a placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities. We agreed to pay the capital markets advisor a transaction fee in connection with the services provided, payable upon and subject to our consummation of an initial business combination (“Capital Markets Advisor Fee”). The fee consists of a fixed and determinable portion and a variable portion contingent upon certain future events expected to take place upon completion of a Business Combination. As of June 30, 2025 and December 31, 2024, $1,000,000 was accrued for the fee as the amount was fixed and determinable and reported on the condensed consolidated balance sheets within accounts payable and accrued expenses. These costs may be paid using the proceeds of the cash available once a Business Combination is complete.

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

The Company classified the Capital Contribution Note as a liability and elected the fair value option, and records changes in fair value at each reporting period in the unaudited condensed consolidated statements of operations. The fair value of the Capital Contribution Note will include both the fair value of the 600,000 shares in consideration for the Capital Calls and the principal as of each reporting date. As of June 30, 2025 and December 31, 2024, the Company has borrowed $600,000 under such note and no additional borrowings are available under this note.

As of June 30, 2025 and December 31, 2024, the Company has incurred $2,389,987 and $2,320,000, respectively, in fees contingent on the closing of a business combination. These costs may be paid for using the proceeds of the cash available once the business combination is complete. The amounts are included in accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets.

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

Non-Redemption Agreements

We comply with the requirements of SEC Staff Accounting Bulletin (“SAB”) Topic 5(A) – “Expenses of Offering” and SAB Topic 5(T): Miscellaneous Accounting - Accounting for Expenses or Liabilities Paid by Principal Stockholder(s). As such, management used significant estimates to determine the fair value of the Promote Shares assigned to the Investors. The non-redemption agreements are considered a component of equity. As such, they are not required to be measured at fair value at each reporting date.

Capital Contribution Note

The Company has elected to report its Capital Contribution Note at fair value. Changes in the estimated fair value of the Capital Contribution Note are recognized as non-cash gains or losses in the unaudited condensed consolidated statements of operations. The fair value of our Capital Contribution Note was determined using a Probability Weighted Expected Return Method (“PWERM”). The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes and requires significant estimates by management. The PWERM model requires management to make assumptions related to the Company’s stock volatility, the risk-free rate, the amount of time until the loan is repaid, and the probability of successfully closing on a business combination. As each of these items are out of the control of management, significant uncertainty exists in the PWERM model and the underlying assumptions. Deviations from these estimates could result in a significate difference to our financial results.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2025, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 19, 2025 (the “Annual Report”) and our Quarterly Report on Form 10-Q for the period ended March 31, 2025, filed with the SEC on May 6, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1(1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Concord Acquisition Corp II, dated February 28, 2025.

10.1(2)	Form of Non-Redemption Agreement and Assignment of Economic Interest.

10.2(3)	Agreement and Plan of Merger, dated as of August 26, 2024, by and among Concord Acquisition Corp II, Events.com, Inc. and Concord Merger Sub Inc.

10.3(3)	Lock-Up Agreement.

10.4(3)	Sponsor Support Agreement, dated as of August 26, 2024, by and among Concord Acquisition Corp II, Events.com, Inc., Concord Sponsor Group II LLC and CA2 Co-Investment LLC.

10.5(3)	Stockholder Support Agreement, dated as of August 26, 2024, by and among Concord Acquisition Corp II and certain stockholders of Events.com, Inc.

10.6(3)	Form of Tax Receivables Agreement.

10.7(3)	Form of Registration Rights Agreement.

10.8(2)	Amended and Restated Promissory Note, dated May 31, 2024

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

(1)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2025.

(2)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2024.
(3)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 27, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 4th day of August 2025.

CONCORD ACQUISITION CORP II

By:	/s/ Jeff Tuder
Name:	Jeff Tuder
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michele Cito
Name:	Michele Cito
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)