Form 10-K
period 2025-12-31
Concord Acquisition Corp II
filed 2026-03-25
CIK 1851959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

(Zip Code)

(212) 883-4330

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Units, each consisting of one share of Class A Common Stock and one-third of one Warrant	CNDA.U	OTCID
Class A Common Stock, par value $0.0001 per share	CNDA	OTCID
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	CNDA.WS	OTCQB

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant on June 30, 2025, based upon the closing price of $11.42 of the Registrant’s Class A common stock as reported on the OTC Markets, was approximately $97,641. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 23, 2026, there were 8,550 shares of Class A common stock, par value $0.0001 per share, and 7,002,438 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

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

Ten qualified institutional buyers or institutional accredited investors that are not affiliated with the Company, the sponsor, the Company’s directors or any member of the Company’s management (“Anchor Investors”) each expressed to the Company an interest in purchasing up to 9.9% of the Units sold in the IPO, at the offering price of $10.00, for an aggregate of up to $247.5 million of Units offered. At the closing of the Company’s initial business combination, each of the Anchor Investors will be entitled to purchase from the sponsor 125,000 shares of Class B common stock, par value $0.0001 per share, of the Company (the “founder shares”) at their original purchase price of approximately $0.003 per share, or 1,250,000 founder shares in the aggregate, subject to each Anchor Investor’s acquisition of 100% of the Units allocated to it by the underwriters in the IPO. The Anchor Investors purchased a total of 24,750,000 Units or 99% of the outstanding Units offered in the IPO and as a result, have the right to purchase a total of 1,250,000 founder shares from the sponsor. In February 2026, one Anchor Investor agreed to forfeit its right to purchase founder shares from the sponsor at the closing of the Company’s initial business combination. As a result, nine of the Anchor Investors have the right to purchase a total of 1,125,000 founder shares from the sponsor at the closing of the Company’s initial business combination.

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

On December 16, 2025, we held a special meeting of stockholders (the “December 2025 Special Meeting”) and our stockholders approved a proposal to amend the Company’s charter to extend the date by which we have to consummate a Business Combination from December 31, 2025 to December 31, 2026, or such earlier date as may be determined by our board of directors (such later date, the “Third Extended Date”). In connection with the votes to approve the Third Charter Amendment, no holder of shares of Class A common stock exercised their right to redeem shares for cash.

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

Our Sponsor

Our sponsor is affiliated with Atlas Merchant Capital LLC, or Atlas, an alternative asset manager with over $3 billion of capital raised through its fund vehicles and related co-investments in its fund’s portfolio companies since inception as of December 31, 2025. We believe that the experience of our management team, Board of Directors and Advisors, and our relationship with Atlas will allow us to source, identify and execute an attractive transaction for our shareholders.

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

Bob Diamond serves as Chairman of our board of directors. Mr. Diamond is Founding Partner and Chief Executive Officer of Atlas Merchant Capital LLC. Until 2012, Mr. Diamond was Chief Executive of Barclays, having previously held the position of President of Barclays, responsible for Barclays Capital and Barclays Global Investors (“BGI”). He became an executive director of Barclays in 2005 and had been a member of the Barclays Executive Committee since 1997. Prior to Barclays, Mr. Diamond held senior executive positions at Credit Suisse First Boston and Morgan Stanley in the United States, Europe and Asia. Mr. Diamond worked at Credit Suisse First Boston from 1992 to 1996, where his roles included Vice Chairman and Head of Global Fixed Income and Foreign Exchange in New York, as well as Chairman, President and CEO of Credit Suisse First Boston Pacific. Mr. Diamond worked at Morgan Stanley from 1979 to 1992, including as the Head of European and Asian Fixed Income Trading. Mr. Diamond is currently a member of the Board of Directors of Crux Informatics and Chairman of the Board of Hyperliquid Strategies Inc (NASDAQ:PURR). He is also a Trustee of The American Foundation of the Imperial War Museum Inc., a Life Member of The Council on Foreign Relations and is involved in several non-profit initiatives, including being a Director of the Diamond Foundation. He is also Life Trustee and former Chair of the Colby College Board of Trustees. He is also Chairman of the Export-Import Bank of the United States’s Advisory Committee.

Jeff Tuder serves as our Chief Executive Officer. Mr. Tuder is currently an Operating Partner of Atlas, having joined in September 2020. Previously, Mr. Tuder was CEO of Concord Acquisition Corp (“Concord I”) and Concord Acquisition Corp III (“Concord III”). He also founded Tremson Capital Management, LLC to invest in undervalued public equities and to make private equity and credit investments in partnership with a number of family offices. In addition, Mr. Tuder is currently the Chief Financial Officer and Co-Chairman of the board of directors of Digital Asset Acquisition Corp. and Real Asset Acquisition Corp. In addition, Mr. Tuder has served on the board of directors of Inseego Corporation (NYSE: INSG), since April 2017, where he is Chairman of the Audit and Compensation committees. Mr. Tuder has also served on the board of directors of SeaChange International, Inc. from March 2019 to May 2021. Mr. Tuder has also served on the board of directors of GCT Semiconductor (NYSE: GCTS) since March 2023 where he serves on the compensation committee. Prior to founding Tremson, Mr. Tuder held various investment positions at JHL Capital Group, a multi-strategy hedge fund, KSA Capital Management, a deep value long/short equity fund, and CapitalSource Finance, where he was a Managing Director and Head of its Special Opportunity credit investment business. Mr. Tuder began his career as a private equity professional at Fortress Investment Group, Nassau Capital, LLC, and ABS Capital Partners. Mr. Tuder received a B.A. in English Literature from Yale College.

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

Larry Leibowitz serves on our board of directors. Mr. Leibowitz is a finance and technology entrepreneur who specializes in business transformation and capital markets. Mr. Leibowitz is an Operating Partner of Atlas Merchant Capital, and serves as a member of the boards of Hyperliquid Strategies Inc (NASDAQ:PURR) as well as Vice Chairman of XCHG Xpansiv, an intelligent commodities exchange focusing on renewable energy products. He is also on the board of various other private companies in the data management, fintech, digital law, and site logistics businesses. Mr. Leibowitz also served on the boards of directors of Enfusion Inc. (NYSE: ENFN), a software provider in the investment management industry, until its merger with Clearwater Analytics Holdings, Inc., in April 2025, Concord Acquisition Corp III (NYSE: CNDB), a blank check company, from November 2021 until its merger with GCT Semiconductor,

Inc. in March 2024, and Forge Global Holdings, Inc. (NYSE: FRGE). Most recently, Mr. Leibowitz served as Chief Operating Officer, Head of Global Equities Markets and as a Member of the board of directors of NYSE Euronext, from 2007 to 2013. Prior to that, Mr. Leibowitz served as Chief Operating Officer of Americas Equities at UBS, Co-head of Schwab Soundview Capital Markets, and CEO of Redibook. Mr. Leibowitz was formerly a founding partner at Bunker Capital, and Managing Director and Head of Quantitative Trading and Equities technology at CS First Boston. Mr. Leibowitz graduated from Princeton University with an A.B. in Economics.

Peter Ort serves on our board of directors. Mr. Ort has been a General Partner at Cambium Capital Management LP, a venture capital firm focused on early-stage investments in the advanced computing sector, since January 2020. In addition, Mr. Ort is currently the Principal Executive Officer and Co-Chairman of the board of directors of Digital Asset Acquisition Corp. and Real Asset Acquisition Corp. He previously co-founded CurAlea Associates LLC, which provides customized software and advisory solutions to wealth and asset managers, from 2010 to 2022. Mr. Ort began his career at Goldman Sachs in 1996 and most recently was Managing Director and co-head of the Investment Management Division’s Hedge Fund Strategies Group until 2009. Mr. Ort also served on the board of directors of the Concord Acquisition Corp and Concord Acquisition Corp III (collectively, the “Concord SPACs”) from 2021 to 2022 and 2022 to 2024, respectively, and has served as the chair of the audit committee for each of the Concord SPACs. Mr. Ort is also a member of the board or advisory board of a number of privately held technology companies and is an active investor in early-stage companies and venture capital funds in the digital asset, and other sectors. Mr. Ort graduated from Duke University, obtained J.D. and M.B.A. degrees from New York University, and was a Fulbright Scholar in Japan.

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

Initial Business Combination

We will have until December 31, 2026, or during any extended time that the Company has to consummate an initial business combination as a result of a stockholder vote to amend the Company’s amended and restated certificate of incorporation (“Second Extension Period”), to consummate an initial business combination. If we are unable to consummate an initial business combination within such time period, we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Financial Position

With funds available for a business combination in the amount of $99,373 as of December 31, 2025, assuming no redemptions and before estimated offering and working capital expenses, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination until December 31, 2026 or during any extended time that the Company has to consummate an initial business combination as a result of a stockholder vote to amend the Company’s amended and restated certificate of incorporation (an “Extension Period”).

Redemption of public shares and liquidation if no initial business combination

Our amended and restated certificate of incorporation provides that we will have only until December 31, 2026 to complete our initial business combination. If we have not completed our initial business combination within such period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the prescribed time period.

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

Our sponsors, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination by December 31, 2026, or during an Extension Period, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we have not completed our initial business combination by December 31, 2026 or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of our acquisition period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

A public stockholder will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) the completion of our initial business combination and then, only in connection with those public shares that such stockholder has properly elected to redeem, subject to the limitations described in this Annual Report; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 31, 2026, or during an Extension Period, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination by December 31, 2026, or during an Extension Period, subject to applicable law. In no other circumstances will a public stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above. Holders of warrants will not have any rights of proceeds held in the Trust Account with respect to the warrants.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 31, 2026, or during an Extension Period, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders, officers and directors have agreed to waive any redemption rights with respect to any founder shares and any public shares held by them in connection with any such amendment. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

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
●	solely if we seek stockholder approval, we will consummate our initial business combination only if a majority of the outstanding shares of our common stock voted are voted in favor of the business combination at a duly held stockholders meeting;
●	if we have not completed our initial business combination by December 31, 2026, or during an Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law; and
●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation.

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

We are required to evaluate our internal control over financial reporting for the fiscal year ended December 31, 2025 as required by the Sarbanes-Oxley Act. See “Item 9A. Controls and Procedures” for a more detailed discussion. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

RISK FACTORS SUMMARY

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to, the following:

●	we are a blank check company with no operating history;
●	delay in receiving distributions from the Trust Account;
●	lack of opportunity to vote on our proposed business combination, including the proposed Transaction;
●	lack of protections normally afforded to investors of blank check companies;
●	deviation from acquisition criteria;
●	issuance of additional equity and/or debt securities to complete a business combination, including the proposed Transaction, which would dilute the interest of our stockholders;
●	third-party claims reducing the per-share redemption price;
●	failure to enforce our sponsor’s indemnification obligations;
●	holders of warrants could be limited to exercising warrants only on a “cashless basis” if we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants;
●	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;
●	ability to successfully effect a business combination and to be successful thereafter, which will be totally dependent upon the efforts of our key personnel;
●	conflicts of interest of our officers and directors in determining whether a particular target business is appropriate for a business combination;
●	the delisting of our securities by NYSE American;
●	ability of our stockholders to conduct conversions in connection with our initial business combination pursuant to the tender offer rules;
●	non-comparable performance against other public companies;
●	ability to only complete one business combination, causing dependence on a single business which may have a limited number of products or services;
●	our competitors may have advantages over us in seeking business combinations due to our structure;
●	ability to obtain additional financing, if required, to complete a business combination (including the proposed Transaction) or to fund the operations and growth of the target business;
●	our initial stockholders controlling a substantial interest in us and may influence certain actions requiring a stockholder vote;

●	outstanding warrants could have an adverse effect on the market price of our common stock;
●	disadvantageous timing for redeeming unexpired warrants;
●	the exercise of registration rights by our security holders may have an adverse effect on the market price of our shares of common stock;
●	the requirement to complete an initial business combination by December 31, 2026, or during an Extension Period, may give potential target businesses leverage over us in negotiating a business combination;
●	resources spent researching acquisitions that are not consummated;
●	changes in laws or regulations, or our failure to comply with any laws and regulations;
●	cyber incidents or attacks directed at us, resulting in information theft, data corruption, operational disruption and/or financial loss; and
●	uncertain or adverse U.S. federal income tax consequences.

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

Risks Related to Our Business

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination, including the proposed Transaction. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

We may not have sufficient liquidity to meet our anticipated obligations over the next year from the issuance of these financial statements. In connection with our assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, we have until December 31, 2026, or until the end of an Extension Period, to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, we have an excise tax liability of $2,856,011 after incurring $405,636 in interest and penalties and making a payment of $475,000. Of the excise tax liability, $1,327,364 and $1,110,357, respectively, was due on April 30, 2025 and October 31, 2024. We currently have insufficient funds to pay this liability, absent any additional financing. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 31, 2026, or during an Extension Period.

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

One Anchor Investor agreed to forfeit its right to purchase founder shares from our sponsor at the closing of our initial business combination. As a result, at the closing of our initial business combination, each of the nine remaining Anchor Investors will be entitled to purchase from our sponsor 125,000 founder shares at their original purchase price of approximately $0.003 per share. Accordingly, the Anchor Investors will share in any appreciation in the value of the founder shares above that nominal amount, provided that we successfully complete a business combination. Assuming that (i) the Anchor Investors acquire all of the units in the offering for which they have expressed an interest for a purchase price of $10.00 per unit and paid approximately $0.003 per share for their interests in the founder shares and (ii) each warrant has no value, and without taking into account any liquidity discount on the founder shares, the Anchor Investors will be paying an effective price of approximately $9.52 per share acquired, as compared to the $10.00 per share to be paid by the other public stockholders in the offering. As a result, the Anchor Investors may have an incentive to vote any public shares they own in favor of a business combination, and, if a business combination is approved, they may make a substantial profit on such interest, even if the market price of our securities declines in value below the price to the public in the offering and the business combination is not profitable for other public stockholders. In addition, as discussed above, if the Anchor Investors retain a substantial portion of their interests in our public shares and if the Anchor Investors vote those public shares in favor of a business combination, we will receive sufficient votes to approve the business combination, regardless of how any other public stockholder votes their shares. You should consider the Anchor Investors’ financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with an initial business combination.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by December 31, 2026, or during an Extension Period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsors, officers and directors have agreed that we must complete our initial business combination by December 31, 2026, or during an Extension Period. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 31, 2026, or during an Extension Period, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination by December 31, 2026, or during an Extension Period, subject to applicable law and as further described herein. In addition, if we have not completed an initial business combination within the required time period for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond the end of such period before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in or to the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Risks Related to Our Securities

The NYSE American delisted our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On September 3, 2024, the Company received a letter from the NYSE American stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s Securities pursuant to Sections 119 (b) and 119 (f) of the NYSE American Company Guide because the Company failed to consummate an initial business combination within 36 months of the effectiveness of its Initial Public Offering registration statement, or such shorter period that the Company specified in its registration statement. As a result of the determination, trading of the Company’s Securities on the NYSE American has been suspended. The Company’s units and Class A common stock currently trade on the OTCID under the symbols CNDAU and CNDA, respectively. The Company’s redeemable warrants, each one whole warrant exercisable for one share of Class A common stock at a price of $11.50 per share, began trading on the OTCQB® Venture Market under the symbol CNDAW on October 21, 2024.

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

Since the net proceeds of our IPO and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 as of the date of our IPO and have filed a Current Report on Form 8-K, including an audited balance sheet of our company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units are immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of our initial business combination.

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

We continue to identify a material weakness in our internal control over financial reporting relating to our accounting for complex financial instruments as of December 31, 2025. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

On August 16, 2022, President Biden signed into law the IR Act, which, among other things, imposes a 1% excise tax on any publicly traded domestic corporation that repurchases its stock after December 31, 2022. The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. For purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances made by such repurchasing corporations, if any, against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax. On December 27, 2022, the Treasury issued Notice 2023-2 (the “Notice”), which provides interim guidance addressing the application of the Excise Tax. Under the Notice, liquidating distributions are exempt from the Excise Tax. In addition, redemptions may also be exempt if they occur in the same year as the liquidation. On June 28, 2024, the Treasury finalized certain of the proposed regulations (those relating to procedures for reporting and paying the Excise Tax). On November 24, 2025, the IRS published final regulations and additional information relating to the application of the excise tax on repurchases of corporate stock. The Excise Tax may apply to any redemptions of our public shares after December 31, 2022, including in connection with a business combination, as well as redemptions made in connection with the extensions approved by our stockholders at the special meetings, and redemptions made if we are unable to consummate a business combination. If applicable, the Excise Tax would be payable by us, and not by the redeeming holder.

Pursuant to our charter, each public stockholder may seek to redeem all or a portion of such stockholder’s public shares for its pro rata portion of the funds available in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable, and less up to $100,000 of interest to pay dissolution expenses), in connection with the approval of the Charter Amendment and the implementation of the Extension. Any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax, including in connection with our initial business combination, certain amendments to our charter (including the proposed Charter Amendment) or otherwise. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the initial business combination, certain amendments to our charter (including the proposed Charter Amendment) or otherwise, (ii) the structure of the initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of the initial business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. No interest earned on the funds held in the Trust Account will be used to pay for any excise tax due under the IR Act in connection with the Extension. As a result, we may not have sufficient funds to pay for the excise tax, if such excise tax is applicable to us, and if we cannot pay for the excise tax, we may incur additional interest and penalties for late payments. The foregoing could cause a reduction in the cash available on hand to complete our initial business combination and in our ability to complete our initial business combination, including the proposed Transaction.

If the funds not being held in the Trust Account are insufficient to allow us to operate until at least December 31, 2026, or during an Extension Period, we may be unable to complete our initial business combination, including the proposed Transaction.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until at least December 31, 2026, or during an Extension Period, assuming that our initial business combination is not completed by that date. We expect to incur significant costs in pursuit of our acquisition plans, including the proposed Transaction. Furthermore, the Excise Tax may apply to any redemptions of our public shares after December 31, 2022, including in connection with a business combination, as well as redemptions made in connection with the extensions approved by our stockholders at the special meetings, and redemptions made if we are unable to consummate a business combination. The Excise Tax would be payable by us, and not by the redeeming holder. The foregoing could cause a reduction in the cash available on hand to complete our initial business combination and in our ability to complete our initial business combination, including the proposed Transaction. Management’s plans to address this need for capital through our IPO and potential loans from certain of our affiliates are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until at least December 31, 2026, or during an Extension Period; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a prospective target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

As of December 31, 2025, approximately $0.2 million of cash was available to us outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation or other duty to loan funds to, or invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. Please see “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

In addition, we may be deemed to be an unregistered investment company even though the funds in the Trust Account were held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act prior to the 24 month anniversary of the effective date of the registration statement relating to the IPO. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate our company. As of December 31, 2025, the funds in the Trust Account are held in an interest-bearing demand deposit account at a bank.

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

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

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

Under the Delaware General Corporation Law, or the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following December 31, 2026, or until the end of an Extension Period, in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There are 199,991,450 and 12,997,562 authorized but unissued shares of Class A and Class B common stock available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of the date of this Annual Report, there are no shares of preferred stock issued and outstanding.

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

Our ability to successfully effect our initial business combination, including the proposed Transaction, and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination, including the proposed Transaction, is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, we do not currently expect that any of them will do so. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval by holders of a majority of at least 90% of the outstanding shares of our common stock voting at a stockholder meeting) related to pre-business combination activity (including the requirement to deposit proceeds of the offering and the sale of the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our outstanding common stock, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our outstanding common stock. Unless specified in our amended and restated certificate of incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of a majority of the outstanding shares of our common stock that are voted is required to approve any such matter voted on by our stockholders, and, prior to our initial business combination, the affirmative vote of holders of a majority of the outstanding shares of our Class B common stock is required to approve the election or removal of directors. We may not issue additional securities that can vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation. Our initial stockholders, who currently beneficially own approximately 99.9% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our sponsors, officers and directors have agreed, pursuant to a written agreement, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 31, 2026, or during an Extension Period, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsors, officers and directors. Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsors, officers or directors for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year for so long as either (1) the market value of our common stock held by non-affiliates did not equal or exceed $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates did not equal or exceed $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our equity securities trade on the OTC Markets. Each of our units consists of one share of Class A common stock and one-third of one warrant and, commencing on September 1, 2021, traded on the NYSE under the symbol “CNDA.U.” The Class A common stock and warrants underlying our units began trading separately on the NYSE under the symbols “CNDA” and “CNDA.WS,” respectively, on December 27, 2021. On May 23, 2024, we announced the transfer of the listing of our Class A common stock, units and warrants from NYSE to NYSE American. The Company’s Class A common stock, units and warrants began trading on NYSE American on May 29, 2024 under the same ticker symbols. On September 3, 2024, we received a letter from NYSE American stating that the staff of NYSE Regulation has determined to commence proceedings to delist our Securities pursuant to Sections 119 (b) and 119 (f) of the NYSE American Company Guide because the Company failed to consummate an initial business combination within 36 months of the effectiveness of its Initial Public Offering registration statement, or such shorter period that the Company specified in its registration statement. As a result of the determination, trading of the Company’s Securities on the NYSE American has been suspended. The Company’s units and Class A common stock currently trade on OTCID under the symbols CNDAU and CNDA, respectively. The Company’s redeemable warrants, each one whole warrant exercisable for one share of Class A common stock at a price of $11.50 per share, began trading on the OTCQB® Venture Market under the symbol CNDAW on October 21, 2024.

Holders of Record

On March 16, 2026, there was one holder of record of our units, one holder of record of our Class A common stock, five holders of record of our Class B common stock, and, fourteen holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

Ten qualified institutional buyers or institutional accredited investors that are not affiliated with the Company, the sponsor, the Company’s directors or any member of the Company’s management each expressed to the Company an interest in purchasing up to 9.9% of the units sold in the IPO, at the offering price of $10.00, for an aggregate of up to $247.5 million of units offered. At the closing of the Company’s initial business combination, each of the Anchor Investors will be entitled to purchase from the sponsor 125,000 founder shares at their original purchase price of approximately $0.003 per share, or 1,250,000 founder shares in the aggregate, subject to each Anchor Investor’s acquisition of 100% of the units allocated to it by the underwriters in the IPO. As of March 11, 2022, the Anchor Investors purchased a total of 24,750,000 Units or 99% of the outstanding Units offered in the IPO and as a result, have the right to purchase a total of 1,250,000 founder shares from the sponsor. In February 2026, one Anchor Investor agreed to forfeit its right to purchase founder shares from the sponsor at the closing of the Company’s initial business combination. As a result, nine of the Anchor

Investors have the right to purchase a total of 1,125,000 founder shares from the sponsor at the closing of the Company’s initial business combination.

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

In May 2024, we and the sponsor entered into Non-Redemption Agreements with the 2024 NRA Investors in exchange for them agreeing not to redeem the 2024 Non-Redeemed Shares in connection with the special meeting of stockholders called by the Company and held on May 31, 2024. In exchange for the foregoing commitment to us to not redeem the 2024 Non-Redeemed Shares, we agreed to issue, or cause to be issued, to such stockholders, an aggregate of 102,000 shares of Class B common stock upon closing of the initial business combination, and the sponsor agreed to surrender and forfeit, for no consideration, a number of shares of Class B common stock, par value $0.0001 per share, of the Company equal to the number of 2024 Promote Shares upon closing of the initial business combination.

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

On February 28, 2025, our stockholders approved at the special meeting of stockholders a proposal to amend our charter to extend the date by which we have to consummate a business combination from March 3, 2025 to December 31, 2025, or such earlier date as may be determined by the board of directors of the Company. In connection with the votes to approve the Third Charter Amendment, the holders of an additional 2,191,753 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.84 per share, for an aggregate redemption amount of $23,765,518, leaving $92,709 in the Trust Account immediately after the redemptions.

On December 16, 2025, our stockholders approved at the special meeting of stockholders a proposal to amend our charter to extend the date by which we have to consummate a business combination from December 31, 2025 to December 31, 2026 or such earlier date as may be determined by the board of directors of the Company. In connection with the votes to approve the Fourth Charter Amendment, none of the holders of Class A common stock of the Company exercised their right to redeem their shares for cash, leaving $99,263 in the Trust Account.

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

Recent Developments

On February 28, 2025, we held the February 2025 Special Meeting and our stockholders approved a proposal to amend the Company’s charter to extend the date by which we have to consummate a Business Combination from March 3, 2025 to December 31, 2025, or such earlier date as may be determined by our board of directors. In connection with the votes to approve the Third Charter Amendment, the holders of an additional 2,191,753 shares of our Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.84 per share, for an aggregate redemption amount of $23,765,518, leaving $92,709 in the Trust Account immediately after the redemptions.

On December 16, 2025, we held the December 2025 Special Meeting and our stockholders approved a proposal to amend the Company’s charter to extend the date by which we have to consummate a Business Combination from December 31, 2025 to December 31, 2026, or such earlier date as may be determined by our board of directors. In connection with the votes to approve the Third Charter Amendment, no holder of shares of Class A common stock exercised right to redeem shares for cash, leaving $99,263 in the Trust Account immediately after the redemptions.

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

On October 11, 2024, the Company joined OTCQX® Best Market (“OTCQX”) and began trading its Class A common stock under the symbol “CNDA”. The Company’s Units and Class A common stock trade on OTCID under the symbols CNDAU and CNDA, respectively. The Company’s redeemable warrants, each one whole warrant exercisable for one share of Class A common stock at a price of $11.50 per share, began trading on the OTCQB® Venture Market under the symbol CNDAW on October 21, 2024.

Excise Tax

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations (each, a “covered corporation”). The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. Because the Company is a Delaware corporation and its securities are publicly traded, the Company expected to be classified as a “covered corporation” for this purpose.

On November 24, 2025, the Treasury Department and Internal Revenue Service issued Final Regulations regarding the application of the excise tax on repurchases of corporate stock. The Final Regulations generally allow a scope exception for repurchases of certain types of stock issued prior to August 16, 2022. The Company has applied for a refund for the excise taxes paid. However, there are uncertainties in the Final Regulations and the Company is not able to determine if the Company will receive a refund for the excise taxes paid. The Company has not recorded any adjustments to the excise taxes for this change in regulations.

Proposed Business Combination

On August 26, 2024, the Company entered into the Merger Agreement with Events.com, and Merger Sub. Pursuant to the Merger Agreement, the parties will consummate a Business Combination transaction pursuant to which Merger Sub will merge with and into Events.com, with Events.com surviving the merger as a wholly-owned subsidiary of the Company. In connection with the Closing, it is expected that the Company will change its name to Events.com, Inc. and is referred to herein as “New CND” as of the time following such change of name. The proposed Merger is expected to be consummated after receipt of the required approvals by the stockholders of the Company and shareholders of Events.com and the satisfaction or waiver of certain other customary conditions.

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

For the years ended December 31, 2025 and 2024, the Company received $525,000 and $775,000, respectively from Events.com and reported $0 and $225,000, respectively as finance proceeds receivable on the consolidated balance sheets.

For the year ended December 31, 2025 and 2024, the Company reported $300,000 and $525,000, respectively, as a reduction in operating expenses related to the Interim Financing. For the years ended December 31, 2025 and 2024, the Company has recognized a reduction of accumulated deficit of $0 and $475,000, respectively, on the consolidated statements of stockholders’ deficit related to payment of the Company’s excise tax liability.

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

For the year ended December 31, 2025, we had net income of $556,003, which consisted of change in the fair value of the Capital Contribution Note of $1,578,927, income from cash held in the Trust Account of $136,267 and change in fair value of the warrant liability of $132,576, partially offset by operating costs of $1,265,443 and income taxes of $26,324.

For the year ended December 31, 2024, we had a net loss of $766,076, which consisted of operating costs of $2,150,265, excess of fair value of Capital Contribution Note over initial principal balance at issuance of $565,079, change in fair value of Capital Contribution Note of $2,370,533, and income taxes of $672,158, partially offset by income from cash held in the Trust Account of $3,400,717, recovery of offering costs attributable to warrant liability of $397,281, other income of $34 and change in the fair value of the warrant liability of $1,193,927.

Liquidity and Capital Resources

As of December 31, 2025, we had available to us $196,869 of cash held outside the Trust Account. We will use cash primarily to perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, to pay our administrative fees, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient or available to pay our taxes.

Additionally, we have an excise tax liability of $2,856,011 inclusive of $405,636 in interest and penalties. The liability as of December 31, 2025 reflects cumulative payments of $475,000 against the total excise tax obligations incurred as a result of redemptions of our public shares. Of the excise tax liability, approximately $2,300,000 was due on April 30, 2025. The Company currently has insufficient funds to pay this liability, absent any additional financing. On November 24, 2025 the Treasury Department and Internal Revenue Service issued final regulations (the “Final Regulations”) regarding the application of the excise tax on repurchases of corporate stock. The Final Regulations generally allow a scope exception for repurchases of certain types of stock issued prior to August 16, 2022. We have applied for a refund for the excise taxes paid. However, there are uncertainties in the Final Regulations and we are not able to determine if we will receive a refund for the excise taxes paid. The Company has not recorded any adjustments to the excise taxes for this change in regulations.

On March 28, 2024, the Company entered into the March Subscription Agreement with the Sponsor and the Capital Contribution Note Investor, pursuant to which the Capital Contribution Note Investor has agreed to provide $600,000 to the Company under the Capital Contribution Note as discussed in Note 6. As of December 31, 2025 and 2024, the Company has borrowed $600,000 under such note.

On May 31, 2024, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $650,000 to the Sponsor, a significant stockholder of the Company, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note amended, replaced and superseded in its entirety that certain promissory note, dated May 3, 2022, made by the Company in favor of the Sponsor in the principal amount of up to $350,000 (the “Original Note”), and any unpaid principal balance of the indebtedness evidenced by the Original Note has been merged into and evidenced by the Note. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. The Company has not borrowed any amount under this Note as of December 31, 2025 and 2024 or through the date of this filing.

Pursuant to the Merger Agreement with Events.com, the Merger Agreement provides for the parties to cooperate, between the date of the Merger Agreement and the Closing, to raise capital for Events.com through the sale of equity securities, or securities convertible into equity securities (the “Interim Financing”). In association with the Merger Agreement, Events.com will be required to pay to the Company an amount based on funds raised by Events.com (see Note 2). During the period beginning with the execution of the Interim Financing agreement through December 31, 2025, the Company has received $1,300,000 from Events.com pursuant to the Interim Financing.

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

The Company has until December 31, 2026, or during any Extension Period, to consummate a Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before December 31, 2026, or during any Extension Period, it is uncertain whether the Company will be able to consummate a Business Combination by this time. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, Management has determined that the mandatory liquidation, should a Business Combination not occur and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate our business prior to completing a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 31, 2026, or during any Extension Period.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with consolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than discussed below, that affects the liquidity or capital resources of the Company.

We have an agreement to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and support services. At December 31, 2025 and 2024, the Company owed $480,000 and $240,000, respectively, for the administrative service fee.

On May 31, 2024, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $650,000 to the Sponsor, a significant stockholder of the Company, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note amended, replaced and superseded in its entirety that certain promissory note, dated May 3, 2022, made by the Company in favor of the Sponsor in the principal amount of up to $350,000 (the “Original Note”), and any unpaid principal balance of the indebtedness evidenced by the Original Note has been merged into and evidenced by the Note. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). The Company has not borrowed any amount as of December 31, 2025 and 2024 and through the filing date of this Form 10-K.

Our underwriters are entitled to a deferred underwriting commission of $343,120 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

On August 21, 2023, we engaged a capital markets advisor in connection with seeking an extension for completing a Business Combination, a possible acquisition of a third party by merger, consolidation, acquisition of stock or assets or other business combination, and as a placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities. We agreed to pay the capital markets advisor a transaction fee in connection with the services provided, payable upon and subject to our consummation of an initial business combination (“Capital Markets Advisor Fee”). The fee consists of a fixed and determinable portion and a variable portion contingent upon certain future events expected to take place upon completion of a Business Combination. As of December 31, 2025 and 2024, $1,000,000 was accrued for the fee as the amount was fixed and determinable and reported on the consolidated balance sheets within accounts payable and accrued expenses. These costs may be paid using the proceeds of the cash available once a Business Combination is complete.

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

The Company classified the Capital Contribution Note as a liability and elected the fair value option, and records changes in fair value at each reporting period in the consolidated statements of operations. The fair value of the Capital Contribution Note will include both the fair value of the 600,000 shares in consideration for the Capital Calls and the principal as of each reporting date. As of December 31, 2025 and 2024, the Company has borrowed $600,000 under such note and no additional borrowings are available under this note.

As of December 31, 2025 and 2024, the Company has incurred $2,396,198 and $2,320,000, respectively, in fees contingent on the closing of a business combination. These costs may be paid for using the proceeds of the cash available once the business combination is complete. The amounts are included in accounts payable and accrued expenses on the consolidated balance sheets.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2025, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

During the fourth calendar quarter of the year-ended December 31, 2025, the Company has continued to make changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are listed below.

Name	Age	Title
Bob Diamond	74	Chairman of the Board
Jeff Tuder	52	Chief Executive Officer
Michele Cito	36	Chief Financial Officer
Henry Helgeson	51	Director
Peter Ort	55	Director
Larry Leibowitz	65	Director

Bob Diamond serves as Chairman of our board of directors. Mr. Diamond is Founding Partner and Chief Executive Officer of Atlas Merchant Capital LLC. Mr. Diamond has also been the Chairman of Concord I and Concord III. Until 2012, Mr. Diamond was Chief Executive of Barclays, having previously held the position of President of Barclays, responsible for Barclays Capital and Barclays Global Investors (“BGI”). He became an executive director of Barclays in 2005 and had been a member of the Barclays Executive Committee since 1997. Prior to Barclays, Mr. Diamond held senior executive positions at Credit Suisse First Boston and Morgan Stanley in the United States, Europe and Asia. Mr. Diamond worked at Credit Suisse First Boston from 1992 to 1996, where his roles included Vice Chairman and Head of Global Fixed Income and Foreign Exchange in New York, as well as Chairman, President and CEO of Credit Suisse First Boston Pacific. Mr. Diamond worked at Morgan Stanley from 1979 to 1992, including as the Head of European and Asian Fixed Income Trading. Mr. Diamond is currently a member of the Board of Directors of Crux Informatics and Chairman of the Board of Hyperliquid Strategies Inc (NASDAQ:PURR). He is also a Trustee of The American Foundation of the Imperial War Museum Inc., a Life Member of The Council on Foreign Relations and is involved in several non-profit initiatives, including being a Director of the Diamond Foundation. He is also Life Trustee and former Chair of the Colby College Board of Trustees. He is also Chairman of the Export-Import Bank of the United States’s Advisory Committee.

Jeff Tuder serves as our Chief Executive Officer. Mr. Tuder is currently an Operating Partner of Atlas, having joined in September 2020. Previously, Mr. Tuder was CEO of Concord I and Concord III. He also founded Tremson Capital Management, LLC to invest in undervalued public equities and to make private equity and credit investments in partnership with a number of family offices. In addition, Mr. Tuder is currently the Chief Financial Officer and Co-Chairman of the board of directors of Digital Asset Acquisition Corp. and Real Asset Acquisition Corp. In addition, Mr. Tuder has served on the board of directors of Inseego Corporation (NYSE: INSG), since April 2017, where he is Chairman of the Audit and Compensation committees. Mr. Tuder has also served on the board of directors of SeaChange International, Inc. from March 2019 to May 2021. Mr. Tuder has also served on the board of directors of GCT Semiconductor (NYSE: GCTS) since March 2023 where he serves on the compensation committee. Prior to founding Tremson, Mr. Tuder held various investment positions at JHL Capital Group, a multi-strategy hedge fund, KSA Capital Management, a deep value long/short equity fund, and CapitalSource Finance, where he was a Managing Director and Head of its Special Opportunity credit investment business. Mr. Tuder began his career as a private equity professional at Fortress Investment Group, Nassau Capital, LLC, and ABS Capital Partners. Mr. Tuder received a B.A. in English Literature from Yale College.

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

Peter Ort serves on our board of directors. Mr. Ort has been a General Partner at Cambium Capital Management LP, a venture capital firm focused on early-stage investments in the advanced computing sector, since January 2020. In addition, Mr. Ort is currently the Principal Executive Officer and Co-Chairman of the board of directors of Digital Asset Acquisition Corp. and Real Asset Acquisition Corp. He previously co-founded CurAlea Associates LLC, which provides customized software and advisory solutions to wealth and asset managers, from 2010 to 2022. Mr. Ort began his career at Goldman Sachs in 1996 and most recently was Managing Director and co-head of the Investment Management Division’s Hedge Fund Strategies Group until 2009. Mr. Ort also served on the board of directors of the Concord Acquisition Corp and Concord Acquisition Corp III (collectively, the “Concord SPACs”) from 2021 to 2022 and 2022 to 2024, respectively, and has served as the chair of the audit committee for each of the Concord SPACs. Mr. Ort is also a member of the board or advisory board of a number of privately held technology companies and is an active investor in early-stage companies and venture capital funds in the digital asset, and other sectors. Mr. Ort graduated from Duke University, obtained J.D. and M.B.A. degrees from New York University, and was a Fulbright Scholar in Japan.

Larry Leibowitz serves on our board of directors. Mr. Leibowitz is a finance and technology entrepreneur who specializes in business transformation and capital markets. Mr. Leibowitz is an Operating Partner of Atlas Merchant Capital and serves as a member of the boards of Hyperliquid Strategies Inc (NASDAQ:PURR), as well as Vice Chairman of XCHG Xpansiv, an intelligent commodities exchange focusing on renewable energy products. He is also on the board of various other private companies in the data management, fintech, digital law, and site logistics businesses. Mr. Leibowitz also served on the boards of directors of Enfusion Inc. (NYSE: ENFN), a software provider in the investment management industry, until its merger with Clearwater Analytics Holdings, Inc., in April 2025, Concord Acquisition Corp III (NYSE: CNDB), a blank check company, from November 2021 until its merger with GCT Semiconductor, Inc. in March 2024, and Forge Global Holdings, Inc. (NYSE: FRGE). Most recently, Mr. Leibowitz served as Chief Operating Officer, Head of Global Equities Markets and as a Member of the board of directors of NYSE Euronext, from 2007 to 2013. Prior to that, Mr. Leibowitz served as Chief Operating Officer of Americas Equities at UBS, Co-head of Schwab Soundview Capital Markets, and CEO of Redibook. Mr. Leibowitz was formerly a founding partner at Bunker Capital, and Managing Director and Head of Quantitative Trading and Equities technology at CS First Boston. Mr. Leibowitz graduated from Princeton University with an A.B. in Economics.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that for the year ended December 31, 2025 there were no delinquent filers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 16, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

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

	Number of		Percentage of
	Shares		Outstanding
	Beneficially		common
Name and Address of Beneficial Owner(1)	Owned		stock
Concord Sponsor Group II LLC(2)	6,458,490	(3)	92.1%
Bob Diamond		(4)	—
Jeff Tuder		(4)	—
Michele Cito		(4)	—
Henry Helgeson		(4)	—
Peter Ort	25,000	(5)	*
Larry Leibowitz	25,000	(5)	*
All directors and executive officers as a group (6 individuals)	50,000	(4)(5)	*	%

*     Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Concord Acquisition Corp II, 477 Madison Avenue, 22nd Floor, New York, NY 10022.
(2)	Concord Sponsor Group II LLC, our sponsor, is the record holder of the shares of Class B common stock reported herein. Our sponsor is governed by a board of managers consisting of three managers, Bob Diamond, David Schamis and Timothy Kacani. Each manager has one vote, and the approval of a majority of the managers is required to approve an action of our sponsor. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based upon the foregoing analysis, no manager of our sponsor exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he or she directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

(3)	Consists of 6,458,490 shares of Class B common stock.
(4)	Does not include certain shares indirectly owned by this individual as a result of his or her membership interest in our sponsor.
(5)	Interests shown consist of shares of Class B common stock.

The founder shares and the Private Placement Warrants (including the shares of Class A common stock issuable upon exercise of the Private Placement Warrants) are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement with us to be entered into by our initial stockholders. Those lock-up provisions provide that such securities are not transferable or saleable (1) in the case of the founder shares, until the earlier of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) the date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property or (y) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, and (2) in the case of the Private Placement Warrants (including the shares of Class A common stock issuable upon exercise of the Private Placement Warrants), until 30 days after the completion of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsors, or any affiliates of our sponsors, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to our completion of our initial business combination; (g) by virtue of the laws of Delaware or our sponsor’s limited liability company agreement, as amended, upon dissolution of our sponsor; or (h) in the event of our completion of a liquidation, merger, stock exchange, reorganization or other similar transaction which results in all of our public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (e) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other applicable restrictions contained in the letter agreement.

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

Our sponsors and two Anchor Investors have purchased an aggregate of 5,401,300 Private Placement Warrants at a price of $1.50 per warrant, for an aggregate purchase price of $8,101,950. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the founder shares or placement warrants, which will expire worthless if we do not consummate a business combination by December 31, 2026, or during an Extension Period. Among the Private Placement Warrants, 4,614,779 warrants were purchased by our sponsor and/or its designees, 636,521 warrants were purchased by CA2 Co-Investment and/or its designees and 75,000 warrants each were purchased by two of our Anchor Investors.

Ten Anchor Investors each expressed to the Company an interest in purchasing up to 9.9% of the units sold in the IPO, at the offering price of $10.00, for an aggregate of up to $247.5 million of units offered. At the closing of the Company’s initial business combination, each of the Anchor Investors will be entitled to purchase from the sponsor 125,000 founder shares at their original purchase price of approximately $0.003 per share, or 1,250,000 founder shares in the aggregate, subject to each Anchor Investor’s acquisition of 100% of the units allocated to it by the underwriters in the IPO. The Anchor Investors purchased a total of 24,750,000 Units or 99% of the outstanding Units offered in the IPO, and in February 2026, one Anchor Investor agreed to forfeit its right to purchase founder shares from the sponsor at the closing of the Company’s initial business combination. As a result, nine of the Anchor Investors have the right to purchase a total of 1,125,000 founder shares from the sponsor at the closing of the Company’s initial business combination.

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

We have entered into an Administrative Services Agreement pursuant to which we will also pay an affiliate of our sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. As of December 31, 2025, we have paid or accrued an aggregate amount of $1,040,000 for such fees pursuant to the Administrative Service Agreement. Further, as of December 31, 2025, we had $480,000 outstanding due to the affiliate of the Sponsor related to the administrative service fee.

Our sponsors, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all material payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf. As of December 31, 2025, the Company had an outstanding balance due to the affiliate of the sponsor of $484,834 (including $480,000 for the administrative service fee at December 31, 2025 as noted above).

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsors, an affiliate of our sponsors or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our sponsors. The terms of such loans by our sponsors, an affiliate of our sponsors or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans and as of this filing, no amount has been borrowed under this loan. Prior to the completion of our business combination, we do not expect to seek loans from parties other than our sponsors, an affiliate of our sponsors or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

On May 3, 2022, the sponsor agreed to loan us up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. At December 31, 2025 and through the date of this filing, no amounts related to the loan were outstanding.

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

In May 2024, we and the sponsor entered into Non-Redemption Agreements with the 2024 NRA Investors in exchange for them agreeing not to redeem shares of our Class A common stock sold in the IPO in connection with the special meeting of stockholders called by the Company and held on May 31, 2024. In exchange for the foregoing commitment to us to not redeem the 2024 Non-Redeemed Shares, we agreed to issue, or cause to be issued, to such stockholders, an aggregate of 102,000 shares of Class B common stock upon closing of the initial business combination, and the sponsor agreed to surrender and forfeit, for no consideration, a number of shares of Class B common stock, par value $0.0001 per share, of the Company equal to the number of 2024 Promote Shares upon closing of the initial business combination.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On November 1, 2024, CBIZ CPAs P.C. acquired the attest business of Marcum LLP. On March 21, 2025, we were notified by Marcum LLP that Marcum resigned as the independent registered accounting firm of the Company. On March 21, 2025, upon Marcum’s resignation as auditors of the Company and with the approval of the Company’s Board of Directors, CBIZ CPAs P.C. was engaged as the Company’s independent registered public accounting firm.

The firm of CBIZ CPAs P.C., or CBIZ, acts as our independent registered public accounting firm for the fiscal year ended December 31, 2025. Marcum acted as our independent registered public accounting firm for the fiscal year ended December 31, 2024. The following is a summary of fees paid to Marcum and CBIZ for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and quarterly reviews and services that are normally provided by our auditors in connection with regulatory filings. For the year ended December 31, 2025, fees for our independent registered public accounting firm were $91,425 for the services CBIZ performed in connection with the quarterly reviews of our unaudited interim financial information included in Form 10-Q and the audit of our December 31, 2025 financial statements included in this report. For the year ended December 31, 2024, fees for our independent registered public accounting firm were $88,757 for the services Marcum performed in connection with the quarterly reviews of our unaudited interim financial information included in Form 10-Q and the audit of our December 31, 2024 financial statements included in this report.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2025, we did not pay CBIZ fees for audit-related fees. During the year ended December 31, 2024, we did not pay Marcum fees for audit-related fees.

Tax Fees. During the year ended December 31, 2025, we paid CBIZ $34,869, for Federal and State tax compliance services and tax return preparation. During the year ended December 31, 2024, we paid Marcum $14,806, for Federal and State tax compliance services and tax return preparation.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated herein by reference:

(1)Financial Statements
(2)Financial Statements Schedule

None

(3)Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
2.1(7)	Agreement and Plan of Merger, dated as of August 26, 2024, by and among Concord Acquisition Corp II, Events.com, Inc. and Concord Merger Sub Inc.
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Concord Acquisition Corp II, dated August 29, 2023.
3.3(6)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Concord Acquisition Corp II, dated May 31, 2024.
3.4(9)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Concord Acquisition Corp II, dated February 28, 2025.
3.4(10)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Concord Acquisition Corp. II, dated December 16, 2025.
3.6(2)	Bylaws.
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Class A Common Stock Certificate.
4.3(2)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated August 31, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
4.5(3)	Description of Securities of the Registrant.
10.1(2)	Amended and Restated Promissory Note, dated August 10, 2021, issued to our sponsor.
10.2(2)	Securities Subscription Agreement, dated March 1, 2021, between the Registrant and our sponsor.
10.3(1)	Letter Agreement, dated December 7, 2020, among the Company, our sponsor, CA2 Co-Investment LLC and each of the executive officers, directors and initial stockholders of the Company.
10.4(1)	Investment Management Trust Agreement, dated August 31, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
10.5(1)	Registration Rights Agreement, dated August 31, 2021, among the Company, our sponsor and certain securityholders.
10.6(1)	Form of Private Placement Warrants Subscription Agreement.
10.7(1)	Form of Indemnity Agreement.
10.8(1)	Underwriting Agreement, dated August 31, 2021, by and among the Company, Citigroup Global Markets Inc. and Cowen and Company, LLC.
10.9(5)	Form of Non-Redemption Agreement and Assignment of Economic Interest
10.10(6)	Form of Non-Redemption Agreement and Assignment of Economic Interest
10.7(6)	Amended and Restated Promissory Note, dated May 31, 2024.
10.8(7)	Lock-Up Agreement.
10.9(7)	Sponsor Support Agreement, dated as of August 26, 2024, by and among Concord Acquisition Corp II, Events.com, Inc., Concord Sponsor Group II LLC and CA2 Co-Investment LLC.
10.10(7)	Stockholder Support Agreement, dated as of August 26, 2024, by and among Concord Acquisition Corp II and certain stockholders of Events.com, Inc.
10.11(7)	Form of Tax Receivables Agreement.
10.12(7)	Form of Registration Rights Agreement.
16.1(12)	Letter from Marcum LLP, dated March 24, 2025.
19.1(11)	Insider Trading Policy
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1(8)	Clawback Policy
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Document

101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2021.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-254788), filed with the SEC on March 26, 2021, as amended.
(3)	Incorporated by reference to an exhibit to the Registrant’s Form 10-K, filed with the SEC on March 11, 2022.
(4)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K, filed with the SEC on September 5, 2023.
(5)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K, filed with the SEC on August 23, 2023.
(6)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K, filed with the SEC on June 4, 2024.
(7)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K, filed with the SEC on August 27, 2024.
(8)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2024.
(9)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K, filed with the SEC on March 5. 2025.
(10)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K, filed with the SEC on December 17.2025.
(11)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 19, 2025.

(12)Incorporated by reference to an exhibit to the Registrant’s Form 8-K, filed with the SEC on March 24, 2025.

ITEM 16. FORM 10-K SUMMARY

None

CONCORD ACQUISITION CORP II

INDEX TO FINANCIAL STATEMENTS

December 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Concord Acquisition Corp II

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Concord Acquisition Corp II (the “Company”) as of December 31, 2025, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before December 31, 2026. The Company entered into a definitive business combination agreement with a business combination target on August 26, 2024; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to December 31, 2026, if at all. Additionally, as more fully described in Note 1 to the financial statements, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Philadelphia, Pennsylvania

March 24, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Concord Acquisition Corp II

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Concord Acquisition Corp II (the “Company”) as of December 31, 2024, the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum LLP

Marcum LLP

We served as the Company’s auditor from 2021 through 2025.

Philadelphia, Pennsylvania

February 18, 2025

CONCORD ACQUISITION CORP II

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets
Cash	$196,869	$537,970
Prepaid income and other taxes	31,592	2,253
Financing proceeds receivable	—	225,000
Prepaid expenses	26,006	97,620
Total Current Assets	254,467	862,843
Cash held in Trust Account	99,373	23,791,131
Total Assets	$353,840	$24,653,974

Liabilities and Stockholders’ Deficit
Due to related party	$484,834	$244,592
Accrued income taxes	4,071	―
Accounts payable and accrued expenses	2,724,624	2,502,629
Excise tax payable	2,856,011	2,463,780
Total Current Liabilities	6,069,540	5,211,001
Warrant liability	604,253	736,829
Capital Contribution Note, at fair value	1,956,685	3,535,612
Deferred underwriters’ commission	343,120	343,120
Total Liabilities	8,973,598	9,826,562

Commitments and Contingencies

Class A common stock subject to possible redemption, 8,550 and 2,200,303 shares at redemption value of $14.84 and $10.81 at December 31, 2025 and 2024, respectively	126,845	23,793,335

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding, excluding 8,550 and 2,200,303 shares subject to possible redemption at December 31, 2025 and 2024, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,002,438 shares issued and outstanding	700	700
Additional paid-in capital	—	—
Accumulated deficit	(8,747,303)	(8,966,623)
Total Stockholders’ Deficit	(8,746,603)	(8,965,923)
Total Liabilities and Stockholders’ Deficit	$353,840	$24,653,974

The accompanying notes are an integral part of these consolidated financial statements.

CONCORD ACQUISITION CORP II

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Operating costs	$1,265,443	$2,150,265
Loss from operations	(1,265,443)	(2,150,265)

Other income (expense):
Income from cash and investments held in Trust Account	136,267	3,400,717
Recovery of offering costs attributable to warrants	―	397,281
Other income	―	34
Change in fair value of Capital Contribution Note	1,578,927	(2,370,533)
Excess of fair value of Capital Contribution Note over initial principal balance at issuance	―	(565,079)
Change in fair value of warrant liability	132,576	1,193,927
Total other income, net	1,847,770	2,056,347

Income (loss) before provision for income taxes	582,327	(93,918)
Provision for income taxes	(26,324)	(672,158)
Net income (loss)	$556,003	$(766,076)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	386,853	7,459,326
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.08	$(0.05)

Basic and diluted weighted average shares outstanding, Class B common stock	7,002,438	7,002,438
Basic and diluted net income (loss) per share, Class B common stock	$0.08	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

CONCORD ACQUISITION CORP II

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

			Class A		Class B
	Preferred Stock		Common Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of December 31, 2023	—	$—	—	$—	7,002,438	$700	$—	$(8,206,460)	$(8,205,760)
Contribution - non-redemption agreements	—	—	—	—	—	—	90,353	—	90,353
Fair value of stockholder non-redemption agreements	—	—	—	—	—	—	(90,353)	—	(90,353)
Waiver of Deferred Underwriters’ Commission	—	—	—	—	—	—	—	3,386,836	3,386,836
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	—	—	(1,327,364)	(1,327,364)
Financing proceeds receivable for the payment of excise taxes	—	—	—	—	—	—	—	475,000	475,000
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(2,528,559)	(2,528,559)
Net loss	—	—	—	—	—	—	—	(766,076)	(766,076)
Balance as of December 31, 2024	—	—	—	—	7,002,438	700	—	(8,966,623)	(8,965,923)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	—	—	(237,655)	(237,655)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(99,028)	(99,028)
Net income	—	—	—	—	—	—	—	556,003	556,003
Balance as of December 31, 2025	—	$—	—	$—	7,002,438	$700	$—	$(8,747,303)	$(8,746,603)

The accompanying notes are an integral part of these consolidated financial statements.

CONCORD ACQUISITION CORP II

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2025		2024
Cash flows from operating activities:
Net income (loss)		$556,003	$(766,076)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from cash and investments held in Trust Account		(136,267)	(3,400,717)
Excess of fair value of Capital Contribution Note over initial principal balance at issuance		―	565,079
Change in fair value of Capital Contribution Note		(1,578,927)	2,370,533
Change in fair value of warrant liability		(132,576)	(1,193,927)
Recovery of offering costs attributable to warrants		―	(397,281)
Changes in operating assets and liabilities:
Prepaid expenses		71,614	(86,940)
Financing proceeds receivable		(300,000)	―
Excise tax payable		154,576	(223,941)
Due to related party		240,242	243,842
Accrued income taxes		(25,268)	958
Accounts payable and accrued expenses		221,995	1,342,015
Net cash used in operating activities		(928,608)	(1,546,455)

Cash Flows from Investing Activities:
Amounts withdrawn from Trust Account to pay taxes		62,507	871,200
Cash withdrawn from Trust Account in connection with redemptions		23,765,518	132,667,234
Net cash provided by investing activities		23,828,025	133,538,434

Cash flows from financing activities:
Redemption of Common Stock		(23,765,518)	(132,667,234)
Proceeds from Events.com		525,000	―
Proceeds from Capital Contribution Note		―	600,000
Proceeds from Events.com for the payment of excise taxes		―	250,000
Net cash used in financing activities		(23,240,518)	(131,817,234)

Net change in cash		(341,101)	174,745
Cash, beginning of the year		537,970	363,225
Cash, end of the year		$196,869	$537,970

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Increase in redemption value of shares subject to possible redemption		$99,028	$2,528,559
Finance proceeds receivable from Events.com	$	―	$225,000
Excise tax payable attributable to redemption of common stock		$237,655	$1,327,364
Waiver of deferred underwriters’ commission	$	―	$3,386,836
Non-cash contribution - non-redemption agreements	$	―	$90,353
Other supplemental cash flow information:
Federal income tax paid		$20,000	$671,200

The accompanying notes are an integral part of these consolidated financial statements.

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 1 — ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY

Organization and General

Concord Acquisition Corp II (the “Company”) is a blank check company (“special purpose acquisition company” or “SPAC”) incorporated on February 18, 2021, as a Delaware corporation. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of December 31, 2025, the Company had not commenced any operations. All activity since February 18, 2021 (inception) through December 31, 2025, relates to the Company’s formation, the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination and completion of the proposed Business Combination (described below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability and Capital Contribution Note (which is described in Note 2 – Capital Contribution Note).

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

Ten qualified institutional buyers or institutional accredited investors that are not affiliated with the Company, the Sponsor, the Company’s directors or any member of the Company’s management (“Anchor Investors”) each expressed to the Company an interest in purchasing up to 9.9% of the Units sold in the IPO, at the offering price of $10.00, for an aggregate of up to $247.5 million of Units offered. Further, at the closing of the Company’s initial Business Combination, each of the Anchor Investors will be entitled to purchase from the Sponsor 125,000 Founder Shares (as defined in Note 1 below) at their original purchase price of approximately $0.003 per share, or 1,250,000 Founder Shares in the aggregate, subject to each Anchor Investor’s acquisition of 100% of the Units allocated to it by the underwriters in the IPO. On September 3, 2021, the Anchor Investors purchased a total of 24,750,000 Units or 99% of the outstanding Units offered in the IPO, and in February 2026, one Anchor Investor agreed to forfeit its right to purchase Founder Shares from the Sponsor at the closing of a Business Combination. As a result, as of the filing of this Form 10-K, nine of the Anchor Investors have the right to purchase a total of 1,125,000 Founder Shares from the Sponsor contingent on the closing of a Business Combination.

Simultaneously with the closing of the IPO, the Company consummated the private placement of 4,262,121 warrants to the Sponsor, 587,879 warrants to CA2 Co-Investment, and 75,000 warrants each to two of the Anchor Investors (together, the “Private Warrants”), each at a price of $1.50 per Private Warrant, generating gross proceeds of $7,500,000.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriters’ commission held and taxes payable on the income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully complete a Business Combination.

Upon the closing of the Initial Public Offering, an aggregate of $10.00 per Unit sold in the Initial Public Offering, including the proceeds of the sale of the Private Placement Warrants, was held in a trust account (“Trust Account”) and was invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Account that may be released to the Company as described below, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (1) the completion of the initial Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to provide for the redemption of the public shares in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination on or before December 31, 2026 (Fourth Extended Date, as defined below), or during any extended time that the Company has to consummate a Business Combination beyond the Fourth Extended Date as a result of a stockholder vote to amend the Company’s amended and restated certificate of incorporation (an “Extension Period”)” (as discussed below) or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of all of the public shares if the Company has not completed the initial Business Combination on or before December 31, 2026, or during any Extension Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a stockholder meeting called to approve the Business Combination; or (2) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations. As of December 31, 2025, the amount in the Trust Account redeemable by common stockholders is approximately $14.84 per public share.

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

DECEMBER 31, 2025 AND 2024

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

On December 16, 2025, the Company held a special meeting of stockholders (the “December 2025 Special Meeting”) and the Company’s stockholders approved a proposal to amend the Company’s charter to extend the date by which the Company has to consummate a Business Combination from December 31, 2025 to December 31, 2026, or such earlier date as may be determined by the board of directors of the Company (such later date, the “Fourth Extended Date”). In connection with the votes to approve the Fourth Charter Amendment, no holders of Class A common stock of the Company exercised their right to redeem their shares.

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

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

As of December 31, 2025, the Company is currently past the Outside Date and is in negotiations with Events.com to amend the Merger Agreement. The Company does not provide any assurance that both parties will ultimately agree to an extension, which could result in termination of the Merger Agreement.

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

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Initial Business Combination

The Company will have until December 31, 2026, or during any Extension Period, (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within such period or during any additional Extension Period (as defined below), the Company will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable (excluding excise taxes), and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to their warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

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

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Liquidity and Going Concern Considerations

As of December 31, 2025, the Company had cash of $196,869 held outside of the Trust Account and available for working capital purposes. Further, investment income on the funds held in the Trust Account may be released to the Company to pay taxes (excluding excise taxes) and up to $100,000 to pay dissolution expenses. Additionally, for the year ended December 31, 2025 the Company had an excise tax liability of $2,856,011 inclusive of $405,636 in interest and penalties, net of payments of $475,000. Of the excise tax liability, approximately $2,300,000 was due on April 30, 2025. The Company currently has insufficient funds to pay this liability, absent any additional financing. On November 24, 2025 the Treasury Department and Internal Revenue Service issued final regulations (the “Final Regulations”) regarding the application of the excise tax on repurchases of corporate stock. The Final Regulations generally allow a scope exception for repurchases of certain types of stock issued prior to August 16, 2022. The Company has applied for a refund for the excise taxes paid. However, there are uncertainties in the Final Regulations and the Company is not able to determine if the Company will receive a refund for the excise taxes paid. The Company has not recorded any adjustments to the excise taxes for this change in regulations.

On March 28, 2024, the Company entered into a subscription agreement (the “March Subscription Agreement”) with the Sponsor and the Capital Contribution Note Investor (see Note 6), pursuant to which the Capital Contribution Note Investor has agreed to provide up to $600,000 to the Sponsor and, subsequently, the Sponsor would loan the funds to the Company (the “Capital Contribution Note”) through a Promissory Note as discussed in Note 6. As of December 31, 2025, the Company called $600,000 under the Capital Contribution Note (see Note 6) and subsequently borrowed $600,000 under a Promissory Note (see Note 6).

On May 31, 2024, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $650,000 to the Sponsor, a significant stockholder of the Company, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note amended, replaced and superseded in its entirety that certain promissory note, dated May 3, 2022, made by the Company in favor of the Sponsor in the principal amount of up to $350,000 (the “Original Note”), and any unpaid principal balance of the indebtedness evidenced by the Original Note has been merged into and evidenced by the Note. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial Business Combination (such date, the “Maturity Date”). The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. At December 31, 2025 and 2024, there was no amount outstanding under the Note.

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

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The Company has until December 31, 2026, or during any Extension Period, to consummate a Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before December 31, 2026, or during any Extension Period, it is uncertain whether the Company will be able to consummate a Business Combination by this time. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, Management has determined that the mandatory liquidation, should a Business Combination not occur and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate its business prior to completing a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts and classification of assets or liabilities should the Company be required to liquidate after December 31, 2026, or during any Extension Period.

Risks and Uncertainties

The continuing military conflict between the Russian Federation and Ukraine, the ongoing military conflicts in the Middle East and other regions, as well as recent changes in international trade policies, tariffs, and macroeconomic conditions have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, cash flows and completion of a Business Combination is not determinable as of the date of these consolidated financial statements.

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

Segment Reporting

The Company complies with ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. The Company initially adopted ASU 2023-07 in its annual financial statements for the year ended December 31, 2024, and in its interim consolidated financial statements for the three months ended March 31, 2025.

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

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025 and 2024, respectively.

Cash Held in Trust Account

As of December 31, 2025 and 2024, funds held in Trust Account consisted of interest-bearing demand deposits that generally have a readily determinable fair value. Such funds are presented on the consolidated balance sheets at fair value at the end of the reporting period. Interest on the demand deposits is included in income from cash held in Trust Account in the accompanying consolidated statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed, and as of December 31, 2024 did exceed, the Federal Depository Insurance Coverage of $250,000. As of December 31, 2025 and 2024, the Company has not experienced losses on this account.

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

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

which was previously allocated to the Class A common stock subject to redemption and accretion recognized at the IPO date (see Note 4).

Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity.

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

For the years ended December 31, 2025 and 2024, the changes in Class A common stock subject to possible redemption is as follows:

	Shares	Amount
January 1, 2024	14,699,019	$153,932,010
Less:
Redemptions	(12,498,716)	(132,667,234)
Plus:
Increase in redemption value of shares subject to possible redemption	—	2,528,559
December 31, 2024	2,200,303	$23,793,335
Less:
Redemptions	(2,191,753)	(23,765,518)
Plus:
Increase in redemption value of shares subject to possible redemption	—	99,028
December 31, 2025	8,550	$126,845

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

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Stock-Based Compensation

The sale or transfers of the Founder Shares to members of the Company’s board of directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of December 31, 2025 and for all prior periods, the Company determined that a Business Combination is not considered probable until the Business Combination is completed, and therefore, no stock-based compensation expense has been recognized.

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

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

For the years ended December 31, 2025 and 2024, the Company received $525,000 and $775,000, respectively from Events.com and reported $0 and $225,000, respectively as finance proceeds receivable on the consolidated balance sheets.

For the years ended December 31, 2025 and 2024, the Company recognized $300,000 and $525,000, respectively, as a reduction in operating expenses related to the Interim Financing. For the years ended December 31, 2025 and 2024, the Company has recognized a reduction of accumulated deficit of $0 and $475,000, respectively, on the consolidate statements of stockholders’ deficit related to payment of the Company’s excise tax liability.

Warrant Liability

The Company accounts for the 14,737,883 warrants issued in connection with the Initial Public Offering (the 9,336,583 Public Warrants and the 5,401,300 Private Placement Warrants) in accordance with the guidance contained in ASC 480 and ASC 815-40, “Contracts in Entity’s Own Equity”. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be classified as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to remeasurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations.

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

The Company complies with the requirements of SEC Staff Accounting Bulletin (“SAB”) Topic 5(A) – “Expenses of Offering” and SAB Topic 5(T): Miscellaneous Accounting - Accounting for Expenses or Liabilities Paid by Principal Stockholder(s). As such, the value of the 2024 Promote Shares assigned to the Investors is recognized as offering costs and charged to stockholders’ deficit. The value of the Class B common stock to be forfeited by the Sponsors is reported as an increase to stockholders’ deficit. The non-redemption agreements are considered a component of equity. As such, they are not required to be remeasured at fair value at each reporting date.

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations (each, a “covered corporation”). The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. Because the Company is a Delaware corporation and its securities are publicly traded, the Company expected to be classified as a “covered corporation” for this purpose.

On November 24, 2025, the Treasury Department and Internal Revenue Service issued Final Regulations regarding the application of the excise tax on repurchases of corporate stock. The Final Regulations generally allow a scope exception for SPACs that completed their Initial Public Offering prior to August 16, 2022 had stock repurchases occurring after December 31, 2022. The Company has applied for a refund for the excise taxes paid. However, there are uncertainties in the Final Regulations and the Company is not able to determine if the Company will receive a refund for the excise taxes paid. The Company has not recorded any adjustments to the excise taxes for this change in regulations.

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

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Net Income (Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants would be anti-dilutive. The Capital Contribution Note Investor may elect at the closing of an initial Business Combination to receive such Business Combination Payment (as defined below) in cash or Class A common stock at a rate of one share of Class A common stock for each $10.00 of the Capital Calls funded under the March Subscription Agreement. If the Capital Contribution Note Investor elects to receive Class A common stock, the Sponsor may transfer, or the Company (or the surviving entity following the closing of an initial Business Combination) may issue, such shares to the Contribution Note Investor. Further, in consideration of the Capital Calls funded by the Capital Contribution Note Investor, the Company will issue 600,000 shares of Class A common stock to the Capital Contribution Note Investor at the closing of an initial Business Combination. As these shares are currently not outstanding, they are excluded from the calculation of basic net income (loss) per share. At December 31, 2025 and 2024, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. When applying the two-class method for determining net income (loss) per share, the Company has elected to exclude remeasurement associated with the redeemable shares of Class A common stock to redemption value as the redemption value is not in excess of fair value.

For the years ended December 31, 2025 and 2024, basic and diluted net income (loss) per common share is as follows:

	For the Year ended December 31,
	2025		2024
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$29,109	$526,894	$(395,139)	$(370,937)

Denominator
Basic and diluted weighted-average shares outstanding	386,853	7,002,438	7,459,326	7,002,438

Basic and diluted net income (loss) per share	$0.08	$0.08	$(0.05)	$(0.05)

Recent Accounting Pronouncements

On December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 during the year ended December 31, 2025 on a prospective basis. The Company evaluated requirements for the new standard and determined that the adoption of ASU 2023-09 did not have a material impact on its financial statements and disclosures.

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

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 3. RELATED PARTY TRANSACTIONS

Founder Shares

On March 1, 2021, the Sponsors paid $25,000 in exchange for Class B common stock and transferred an aggregate of 75,000 Founder Shares to three members of the board of directors (each received 25,000 Founder Shares). At December 31, 2025 and 2024, there were 7,002,438 Founder Shares outstanding.

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

Promissory Note — Related Party

On May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. On May 31, 2024, the Company issued the Note in the principal amount of up to $650,000 to the Sponsor, which amended, replaced and superseded in its entirety the Original Note, made by the Company in favor of the Sponsor in the principal amount of up to $350,000. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination. The Company has not borrowed any amount as of December 31, 2025 and 2024, and through the date of filing.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsors. As of December 31, 2025 and 2024, and through the date of filing, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recognized an expense of $240,000 for the administrative service fee for both years ended December 31, 2025 and 2024 which is included in operating costs on the consolidated statements of operations. As of December 31, 2025 and 2024, the Company had $480,000 and $240,000, respectively, outstanding due to the affiliate of the Sponsor related to the administrative service fee.

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Due to Related Party

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of December 31, 2025 and 2024, the Company had an outstanding balance due to the affiliate of the Sponsor of $484,834 and $244,592, respectively (including $480,000 and $240,000, respectively, for the administrative service fee at December 31, 2025 and 2024, as noted above). The amount is included in due to related party on the consolidated balance sheets and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

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

Capital Markets Advisor Agreement

On August 21, 2023, the Company engaged a capital markets advisor in connection with seeking an extension for completing a Business Combination, a possible acquisition of a third party by merger, consolidation, acquisition of stock or assets or other business combination, and as a placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities. The Company agreed to pay the capital markets advisor a transaction fee in connection with the services provided, payable upon and subject to the Company’s consummation of an initial business combination (“Capital Markets Advisor Fee”). The fee consists of a fixed and determinable portion and a variable portion contingent upon certain future events expected to take place upon completion of a Business Combination. As of December 31, 2025 and 2024, $1,000,000 was accrued for the fee as the amount was fixed and determinable and reported on the consolidated balance sheets within accounts payable and accrued expenses. These costs may be paid for using the proceeds of the cash available once a Business Combination is complete.

Expenses Contingent on the Closing of a Business Combination

As of December 31, 2025 and 2024, the Company has incurred $2,396,198 and $2,320,000, respectively, in fees contingent on the closing of a business combination. These costs may be paid for using the proceeds of the cash available once the business combination is complete. The amounts are included in accounts payable and accrued expenses on the consolidated balance sheets.

Deferred Underwriters’ Commission

The underwriters were entitled to a deferred underwriters’ commission of 3.5% of the gross proceeds of the IPO, or $9,803,413 in the aggregate upon the completion of the Company’s initial Business Combination. In December 2023 one of the underwriters waived their right to receive the deferred underwriters’ commission and in August 2024 a second underwriter waived their right to receive the deferred underwriters’ commission. As a result, neither underwriter will receive additional underwriting commissions in connection with the closing of a Business Combination, and as a result, the Company de-recognized the related deferred underwriter commissions due to these underwriters at the time of the respective waivers, collectively totaling $9,460,293. The Company considers the deferred underwriters’ commission an offering cost. Offering costs are charged to stockholders’ equity or the consolidated statement of operations

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. For the years ended December 31, 2025 and 2024, the Company de-recognized an aggregate of $0 and $397,281 of deferred underwriters’ commission, respectively. At December 31, 2025 and 2024, the Company reported $343,120 in deferred underwriters’ commission liability on the consolidated balance sheets.

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of December 31, 2025 and 2024, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2025 and 2024, there were no shares of Class A common stock outstanding, excluding 8,550 and 2,200,303 shares of Class A common stock subject to possible redemption which are classified as temporary equity, respectively.

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

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. Holders of the Class B common stock are entitled to one vote for each share. There were 7,002,438 shares of Class B common stock issued and outstanding as of December 31, 2025 and 2024. Pursuant to the August 2023 Non-Redemption Agreements discussed in Note 2, 2,326,496 shares are subject to forfeiture upon consummation of the Company’s initial Business Combination. Additionally, pursuant to the May 2024 Non-Redemption Agreements discussed in Note 2, the Sponsor agreed to forfeit an aggregate of 102,000 shares of Class B common stock upon consummation of the Company’s initial Business Combination.

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

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

DECEMBER 31, 2025 AND 2024

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

NOTE 6. CAPITAL CONTRIBUTION NOTE

On March 28, 2024, the Company entered into the March Subscription Agreement with the Sponsor and the Capital Contribution Note Investor, pursuant to which the Sponsor raised $600,000 to provide working capital to the Company. In consideration of the March Subscription Agreement, the Company will issue 600,000 Class A common shares to the Capital Contribution Note Investor at the closing of a Business Combination. Amounts funded by the Sponsor to the Company under this arrangement do not accrue interest and shall be promptly repaid by the Company to the Sponsor within five (5) business days of the closing of an initial Business Combination. The Company and Sponsor are jointly and severally obligated to make the Business Combination Payment to the Capital Contribution Note Investor. The Capital Contribution Note Investor may elect at the closing of an initial Business Combination to receive such Business Combination Payment in cash or Class A common stock at a rate of one share of Class A common stock for each $10.00 of the Capital Calls funded under the March Subscription Agreement. If the Company liquidates without consummating a Business Combination, any amounts remaining in the Sponsor’s or the Company’s cash accounts (excluding any amounts in the Trust Account) after paying any outstanding third party invoices will be paid to the Capital Contribution Note Investor within ten (10) days of the liquidation.

In April and June 2024, the Company borrowed an aggregate of $600,000 under the Capital Contribution Note. The fair value of the Capital Contribution Note includes both the fair value of the 600,000 shares in consideration for the Capital Calls and the principal as of each reporting date. As such, the Capital Contribution Note was initially measured at $600,000 as of the issue date. At December 31, 2025 and 2024, the Company had borrowed $600,000 under the Capital Contribution Note and reported $1,956,685 and $3,535,612, respectively, on the consolidated balance sheets for the fair value of the Capital Contribution Note (see Note 7).

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents fair value information as of December 31, 2025 and 2024, for the Company’s assets and liabilities that are accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		December 31,	December 31,
Liabilities:	Level	2025	2024
Warrant Liability – Public Warrants	(A)	$382,800	$466,829
Warrant Liability – Private Placement Warrants	3	$221,453	$270,000
Capital Contribution Note	3	$1,956,685	$3,535,612
(A)	Level 1 at December 31, 2025 and Level 2 at December 31, 2024.

As of December 31, 2025 and 2024, cash held in the Trust Account was held in an interest-bearing demand deposit account. Such cash in the Trust Account is presented on the consolidated balance sheets at fair value.

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices at the close of market. At December 31, 2025, the Public Warrants were classified as Level 1. At December 31, 2024, there was insufficient trading volume for the Company’s Public Warrants to be classified as Level 1 and as a result, they were classified as Level 2.

At December 31, 2025 and 2024, the Company concluded that the Public Warrant price was indicative of the Private Placement Warrant price. The Public Warrant price as of December 31, 2025 and 2024 was $0.04 and $0.05 per warrant, respectively.

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

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our financial liabilities classified as Level 3 for the years ended December 31, 2025 and 2024:

	Capital
	Contribution	Private Placement
	Note	Warrants
Changes in fair value of financial liabilities measured with level 3:
December 31, 2024	$3,535,612	$270,000
Change in fair value	(1,578,927)	(48,547)
December 31, 2025	$1,956,685	$221,453

	Capital
	Contribution	Private Placement
	Note	Warrants
Changes in fair value of financial liabilities measured with level 3:
December 31, 2023	$—	$717,000
Initial value of the Capital Contribution Note	600,000	—
Excess of fair value of Capital Contribution Note over initial principal balance at issuance	565,079	—
Change in fair value	2,370,533	(447,000)
December 31, 2024	$3,535,612	$270,000

NOTE 8. INCOME TAXES

The Company’s net deferred tax assets are as follows:

	December 31, 2025	December 31, 2024
Deferred tax asset:
Organizational costs/startup expenses	$1,304,149	$1,120,409
Federal net operating loss carryforwards	—	—
Total deferred tax asset	1,304,149	1,120,409
Valuation allowance	(1,304,149)	(1,120,409)
Deferred tax asset, net of allowance	$—	$—

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The income tax provision consists of the following:

	Year ended	Year ended
	December 31,	December 31,
	2025	2024
Federal:
Current	$26,324	$672,158
Deferred	(183,740)	(404,083)

State:
Current	—	—
Deferred	—	—
Change in valuation allowance	183,740	404,083
Income tax provision	$26,324	$672,158

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, if any, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2025 and 2024, there was an increase in the valuation allowance of $183,740 and $404,083, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate, as a percentage of income before income taxes as well as with reporting currency amounts, is as follows:

	Year Ended December 31,
	2025		2024
Statutory federal income tax rate	21.0%	$122,289	21.0%
Change in fair value of warrant liability	(4.8)%	(27,841)	267.0%
Change in fair value of Capital Contribution Note	(56.9)%	(331,575)	(530.0)%
Excise tax interest and penalties	13.7%	79,711	(5.8)%
Excess of fair value of Capital Contribution Note over initial principal balance at issuance	― %	―	(126.4)%
Recovery of offering costs attributable to warrants	― %	―	88.8%
Change in valuation allowance	31.6%	183,740	(430.3)%
Income tax provision	4.6%	$26,324	(715.7)%

CONCORD ACQUISITION CORP II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of December 31, 2025, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability and Capital Contribution Note.

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

When evaluating the Company’s primary measure of performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Operating costs	$1,265,443	$2,150,265
Add: Excise tax incurred and reported in accumulated deficit	237,655	1,327,364
Less: Adjustment to remove impact from excise tax	(237,655)	(1,327,364)
Loss from operations	$(1,265,443)	$(2,150,265)

Total other income, net	1,847,770	2,056,347

Income (loss) before provision for income taxes	$582,327	$(93,918)

Net income (loss)	$556,003	$(766,076)

Operating costs include those costs necessary for the Company to effectuate a Business Combination. Such costs include professional fees for legal and financial reporting services along with administrative fees. Excise taxes, including interest and penalties on past due amounts, are a significant cash outlay for the segment and are therefore part of the CODM’s review.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than discussed in Note 1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Concord Acquisition Corp II
Dated:March 24, 2026	By:	/s/ Jeff Tuder
Jeff Tuder
Chief Executive Officer

Dated: March 24, 2026	By:	/s/ Michele Cito
Michele Cito
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 2026.

Signatures	Capacity in Which Signed

/s/ Bob Diamond	Chairman of the Board
Bob Diamond

/s/ Jeff Tuder	Chief Executive Officer
Jeff Tuder	(Principal Executive Officer)

/s/ Michele Cito	Chief Financial Officer
Michele Cito	(Principal Financial and Accounting Officer)

/s/ Henry Helgeson	Director
Henry Helgeson

/s/ Peter Ort	Director
Peter Ort

/s/ Larry Liebowitz	Director
Larry Liebowitz