Form 10-Q
period 2026-06-30
Concord Acquisition Corp II
filed 2026-08-13
CIK 1851959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, there were 8,550 shares of Class A common stock, par value $0.0001 per share, and 7,002,438 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CONCORD ACQUISITION CORP II

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

CONCORD ACQUISITION CORP II

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(unaudited)
Assets
Cash	$123,573	$196,869
Prepaid income and other taxes	31,121	31,592
Prepaid expenses	76,179	26,006
Total Current Assets	230,873	254,467
Cash held in Trust Account	100,597	99,373
Total Assets	$331,470	$353,840

Liabilities and Stockholders’ Deficit
Due to related party	$605,047	$484,834
Accrued income taxes	—	4,071
Accounts payable and accrued expenses	2,688,612	2,724,624
Excise tax payable	3,124,166	2,856,011
Total Current Liabilities	6,417,825	6,069,540
Warrant liability	147,379	604,253
Capital Contribution Note, at fair value	982,607	1,956,685
Deferred underwriter’s commission	343,120	343,120
Total Liabilities	7,890,931	8,973,598

Commitments and Contingencies

Class A common stock subject to possible redemption, 8,550 shares at redemption value of $14.74 and $14.84 at June 30, 2026 and December 31, 2025, respectively	126,069	126,845

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding, excluding 8,550 shares subject to possible redemption at June 30, 2026 and December 31, 2025, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,002,438 shares issued and outstanding	700	700
Additional paid-in capital	—	—
Accumulated deficit	(7,686,230)	(8,747,303)
Total Stockholders’ Deficit	(7,685,530)	(8,746,603)
Total Liabilities and Stockholders’ Deficit	$331,470	$353,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD ACQUISITION CORP II

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating costs	$58,318	$358,705	$371,879	$833,046
Loss from operations	(58,318)	(358,705)	(371,879)	(833,046)

Other income (expense):
Income from cash held in Trust Account	617	778	1,224	134,794
Change in fair value of Capital Contribution Note	487,586	779,421	974,078	1,623,323
Change in fair value of warrant liability	717,734	1,031,456	456,874	(442,202)
Total other income, net	1,205,937	1,811,655	1,432,176	1,315,915

Income before benefit from (provision for) income taxes	1,147,619	1,452,950	1,060,297	482,869
Benefit from (provision for) income taxes	—	67	—	(20,826)
Net income	$1,147,619	$1,453,017	$1,060,297	$462,043

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	8,550	8,550	8,550	771,425
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.16	$0.21	$0.15	$0.06

Basic and diluted weighted average shares outstanding, Class B common stock	7,002,438	7,002,438	7,002,438	7,002,438
Basic and diluted net income per share, Class B common stock	$0.16	$0.21	$0.15	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD ACQUISITION CORP II

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

			Class A		Class B		Additional		Total
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2026	—	$—	—	$—	7,002,438	$700	$—	$(8,747,303)	$(8,746,603)
Change in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	193	193
Net loss	—	—	—	—	—	—	—	(87,322)	(87,322)
Balance as of March 31, 2026	—	—	—	—	7,002,438	700	—	(8,834,432)	(8,833,732)
Change in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	583	583
Net income	—	—	—	—	—	—	—	1,147,619	1,147,619
Balance as of June 30, 2026	—	$—	—	$—	7,002,438	$700	$—	$(7,686,230)	$(7,685,530)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

			Class A		Class B		Additional		Total
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	—	$—	—	$—	7,002,438	$700	$—	$(8,966,623)	$(8,965,923)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	—	—	(237,655)	(237,655)
Change in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(78,599)	(78,599)
Net loss	—	—	—	—	—	—	—	(990,974)	(990,974)
Balance as of March 31, 2025	—	—	—	—	7,002,438	700	—	(10,273,851)	(10,273,151)
Change in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	253	253
Net income	—	—	—	—	—	—	—	1,453,017	1,453,017
Balance as of June 30, 2025	—	$—	—	$—	7,002,438	$700	$—	$(8,820,581)	$(8,819,881)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD ACQUISITION CORP II

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six
	Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$1,060,297	$462,043
Adjustments to reconcile net income to net cash used in operating activities:
Income from cash held in Trust Account	(1,224)	(134,794)
Changes in fair value of Capital Contribution Note	(974,078)	(1,623,323)
Changes in fair value of warrant liability	(456,874)	442,202
Changes in operating assets and liabilities:
Prepaid expenses	(50,173)	(115,041)
Excise tax payable	268,155	(80,321)
Due to related party	120,213	120,138
Accrued income and other taxes	(3,600)	826
Accounts payable and accrued expenses	(36,012)	123,287
Net cash used in operating activities	(73,296)	(804,983)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemptions	—	23,765,518
Amounts withdrawn from Trust Account to pay taxes	—	62,507
Net cash provided by investing activities	—	23,828,025

Cash flows from financing activities:
Proceeds from Interim Financing	—	225,000
Redemption of Common Stock	—	(23,765,518)
Net cash used in financing activities	—	(23,540,518)

Net change in cash	(73,296)	(517,476)
Cash, beginning of the period	196,869	537,970
Cash, end of the period	$123,573	$20,494

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Change in redemption value of shares subject to possible redemption	$776	$78,346
Excise tax attributable to redemption of common stock	$—	$237,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity since February 18, 2021 (inception) through June 30, 2026, relates to the Company’s formation, the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination and completion of the proposed Business Combination (described below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability and Capital Contribution Note (which is described in Note 2 – Capital Contribution Note).

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Upon the closing of the Initial Public Offering, an aggregate of $10.00 per Unit sold in the Initial Public Offering, including the proceeds of the sale of the Private Placement Warrants, was held in a trust account (“Trust Account”) and was invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company as described below, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (1) the completion of the initial Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to provide for the redemption of the public shares in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination on or before December 31, 2026 (Fourth Extended Date, as defined below), or during any extended time that the Company has to consummate a Business Combination beyond the Fourth Extended Date as a result of a stockholder vote to amend the Company’s amended and restated certificate of incorporation (an “Extension Period”) (as discussed below) or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of all of the public shares if the Company has not completed the initial Business Combination on or before December 31, 2026, or during any Extension Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a stockholder meeting called to approve the Business Combination; or (2) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations. As of June 30, 2026, the amount in the Trust Account plus approximately $25,000 that was withdrawn from the Trust Account and held in operating cash to pay taxes but not remitted as of June 30, 2026, which represents approximately $14.74 per public share.

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

JUNE 30, 2026

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

Deferred Underwriter’s Commission

The three original underwriters were entitled to a deferred underwriters’ commission of 3.5% of the gross proceeds of the IPO, or $9,803,413 in the aggregate upon the completion of the Company’s initial Business Combination. In December 2023, one of the underwriters waived their right to receive the deferred underwriters’ commission and in August 2024, a second underwriter waived their right to receive the deferred underwriters’ commission. As a result, neither underwriter will receive additional underwriting commissions in connection with the closing of a Business Combination (see Note 4).

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

JUNE 30, 2026

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

JUNE 30, 2026

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

As of June 30, 2026, the Company is currently past the Outside Date and is in negotiations with Events.com to amend the Merger Agreement. The Company does not provide any assurance that both parties will ultimately agree to an extension, which could result in termination of the Merger Agreement.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

JUNE 30, 2026

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

Liquidity and Going Concern Considerations

As of June 30, 2026, the Company had cash of $123,573 held outside of the Trust Account and available for working capital purposes. Further, investment income on the funds held in the Trust Account may be released to the Company to pay taxes (excluding excise taxes) and up to $100,000 to pay dissolution expenses. Additionally, the Company has an excise tax liability of $3,124,166 inclusive of $673,790 in interest and penalties, net of payments of $475,000. Of the excise tax liability, approximately $2,300,000 was due on April 30, 2025. The Company currently has insufficient funds to pay this liability, absent any additional financing.

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

On March 28, 2024, the Company entered into a subscription agreement (the “March Subscription Agreement”) with the Sponsor and the Capital Contribution Note Investor (see Note 6), pursuant to which the Capital Contribution Note Investor has agreed to provide up to $600,000 to the Sponsor and, subsequently, the Sponsor would loan the funds to the Company (the “Capital Contribution Note”) through a Promissory Note as discussed in Note 6. As of June 30, 2026, the Company called $600,000 under the Capital Contribution Note (see Note 6) and subsequently borrowed $600,000 under a Promissory Note (see Note 6).

On May 31, 2024, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $650,000 to the Sponsor, a significant stockholder of the Company, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note amended, replaced and superseded in its entirety that certain promissory note, dated May 3, 2022, made by the Company in favor of the Sponsor in the principal amount of up to $350,000 (the “Original Note”), and any unpaid principal balance of the indebtedness evidenced by the Original Note has been merged into and evidenced by the Note. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial Business Combination (such date, the “Maturity Date”). The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. At June 30, 2026 and December 31, 2025, there was no amount outstanding under the Note.

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

JUNE 30, 2026

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 25, 2026, which contains the audited financial statements and notes thereto. The accompanying condensed consolidated balance sheet as of December 31, 2025, has been derived from those audited financial statements. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future interim periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Merger Sub. All intercompany transactions have been eliminated.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of June 30, 2026 and December 31, 2025, funds held in Trust Account consisted of interest-bearing demand deposits that generally have a readily determinable fair value. Such funds are presented on the unaudited condensed consolidated balance sheets at fair value at the end of the reporting period. Interest on the demand deposits is included in income from cash held in Trust Account in the accompanying unaudited condensed consolidated statements of operations.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed, and as of December 31, 2025 did exceed, the Federal Depository Insurance Corporation of $250,000. As of June 30, 2026 and December 31, 2025, the Company has not experienced losses on this account.

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

For the three and six months ended June 30, 2026 and the year ended December 31, 2025, the changes in Class A common stock subject to possible redemption is as follows:

	Shares	Amount
December 31, 2024	2,200,303	$23,793,335
Less:
Redemptions	(2,191,753)	(23,765,518)
Plus:
Increase in redemption value of shares subject to possible redemption	—	99,028
December 31, 2025	8,550	126,845
Plus:
Decrease in redemption value of shares subject to possible redemption	—	(193)
March 31, 2026	8,550	126,652
Plus:
Decrease in redemption value of shares subject to possible redemption	—	(583)
June 30, 2026	8,550	$126,069

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

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Stock-Based Compensation

The sale or transfers of the Founder Shares to members of the Company’s board of directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of June 30, 2026 and for all prior periods, the Company determined that a Business Combination is not considered probable until the Business Combination is completed, and therefore, no stock-based compensation expense has been recognized.

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

In January 2025 and September 2025, the Company received $225,000 and $100,000, respectively, from Events.com in relation to the Interim Financing. In May 2026 and June 2026, the Company received an additional $25,000 and $200,000, respectively. As of June 30, 2026 and December 31, 2025, the Company reported no amount of financing proceeds receivable on the condensed consolidated balance sheets related to the Interim Financing.

For the three and six months ended June 30, 2026, the Company received $225,000 and reported a corresponding reduction in operating expenses.

For the three and six months ended June 30, 2025, the Company received $0 and $225,000, respectively and reported a corresponding reduction in a receivable from Events.com. For the year ended December 31, 2024, the Company recognized a $225,000 reduction in accumulated deficit.

Warrant Liability

The Company accounts for the 14,737,883 warrants issued in connection with the Initial Public Offering (the 9,336,583 Public Warrants and the 5,401,300 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40, “Contracts in Entity’s Own

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Non-Redemption Agreements

In August 2023, the Company and the Sponsor entered into Non-Redemption Agreements with a number of the Company’s stockholders in exchange for them agreeing not to redeem shares of the Non-Redeemed Shares in connection with the special meeting of stockholders called by the Company and held on August 29, 2023 (described below). In exchange for the foregoing commitments not to redeem such shares, the Company has agreed to issue, or cause to be issued, to such investors the 2023 Promote Shares and the Sponsor has agreed to surrender and forfeit to the Company for no consideration, a number of shares of Class B common stock, par value $0.0001 per share, of the Company equal to the number of 2023 Promote Shares upon closing of the initial Business Combination. The Company estimated the aggregate fair value of the shares attributable to the Investors to be $1,143,605 during the three months ended September 30, 2023.

In May 2024, the Company and the Sponsor entered into Non-Redemption Agreements with the 2024 NRA Investors in exchange for them agreeing not to redeem shares of the 2024 Non-Redeemed Shares in connection with the special meeting of stockholders called by the Company and held on May 31, 2024 (described below). In exchange for the foregoing commitment to the Company to not redeem the 2024 Non-Redeemed Shares, the Company agreed to issue, or cause to be issued, to such stockholders the 2024 Promote Shares, upon closing of the initial Business Combination, and the Sponsor agreed to surrender and forfeit, for no consideration, a number of shares of Class B common stock, par value $0.0001 per share, of the Company equal to the number of 2024 Promote Shares upon closing of the initial Business Combination. The Company estimated the aggregate fair value of the shares attributable to the Investors to be $90,353 during the three months ended June 30, 2024.

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

Income and Other Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2026 and 2025, primarily due to changes in fair value of the warrant liability, which are not currently recognized in taxable income, non-deductible start-up costs, change in fair value of Capital Contribution Note, and the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income or loss or the related tax provision or benefit but is otherwise able to make a reasonable estimate, the tax provision or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results through June 30, 2026 and 2025.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net income per common share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants would be anti-dilutive. The Capital Contribution Note Investor may elect at the closing of an initial Business Combination to receive such Business Combination Payment (as defined below) in cash or Class A common stock at a rate of one share of Class A common stock for each $10.00 of the Capital Calls funded under the March Subscription Agreement. If the Capital Contribution Note Investor elects to receive Class A common stock, the Sponsor may transfer, or the Company (or the surviving entity following the closing of an initial Business Combination) may issue, such shares to the Contribution Note Investor. Further, in consideration of the Capital Calls funded by the Capital Contribution Note Investor,

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

the Company will issue 600,000 shares of Class A common stock to the Capital Contribution Note Investor at the closing of an initial Business Combination. As these shares are currently not outstanding, they are excluded from the calculation of diluted net income per share. At June 30, 2026 and 2025, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. When applying the two-class method for determining net income per share, the Company has elected to exclude remeasurement associated with the redeemable shares of Class A common stock to redemption value as the redemption value is not in excess of fair value.

For the three and six months ended June 30, 2026 and 2025, basic and diluted net income per common share is as follows:

	For the Three Months ended June 30,
	2026		2025
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,400	$1,146,219	$1,772	$1,451,245

Denominator
Basic and diluted weighted-average shares outstanding	8,550	7,002,438	8,550	7,002,438

Basic and diluted net income per share	$0.16	$0.16	$0.21	$0.21

	For the Six Months ended June 30,
	2026		2025
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,293	$1,059,004	$45,850	$416,193

Denominator
Basic and diluted weighted-average shares outstanding	8,550	7,002,438	771,425	7,002,438

Basic and diluted net income per share	$0.15	$0.15	$0.06	$0.06

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

NOTE 3. RELATED PARTY TRANSACTIONS

Founder Shares

On March 1, 2021, the Sponsors paid $25,000 in exchange for Class B common stock and transferred an aggregate of 75,000 Founder Shares to three members of the board of directors (each received 25,000 Founder Shares). At June 30, 2026 and December 31, 2025, there were 7,002,438 Founder Shares outstanding.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Promissory Note — Related Party

On May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. On May 31, 2024, the Company issued the Note in the principal amount of up to $650,000 to the Sponsor, which amended, replaced and superseded in its entirety the Original Note, made by the Company in favor of the Sponsor in the principal amount of up to $350,000. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination. The Company has not borrowed any amount as of June 30, 2026 and December 31, 2025, and through the date of this filing.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsors. As of June 30, 2026 and December 31, 2025, and through the date of this filing, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recognized an expense of $60,000 and $120,000 for the administrative service fee for the three and six months ended June 30, 2026 and 2025, which is included in operating costs on the condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, the Company had $600,000 and $480,000, respectively, outstanding due to the affiliate of the Sponsor related to the administrative service fee.

Due to Related Party

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of June 30, 2026 and December 31, 2025, the Company had an outstanding balance due to the affiliate of the Sponsor of $605,047 and $484,834, respectively (including $600,000 and $480,000, respectively, for the administrative service fee at June 30, 2026 and December 31, 2025, as noted above). The amount is included in due to related party on the unaudited condensed consolidated balance sheets and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Capital Markets Advisor Agreement

On August 21, 2023, the Company engaged a capital markets advisor in connection with seeking an extension for completing a Business Combination, a possible acquisition of a third party by merger, consolidation, acquisition of stock or assets or other business combination, and as a placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities. The Company agreed to pay the capital markets advisor a transaction fee in connection with the services provided, payable upon and subject to the Company’s consummation of an initial business combination (“Capital Markets Advisor Fee”). The fee consists of a fixed and determinable portion and a variable portion contingent upon certain future events expected to take place upon completion of a Business Combination. As of June 30, 2026 and December 31, 2025, $1,000,000 was accrued for the fee as the amount was fixed and determinable and reported on the condensed consolidated balance sheets within accounts payable and accrued expenses. These costs may be paid for using the proceeds of the cash available once a Business Combination is complete.

Expenses Contingent on the Closing of a Business Combination

As of June 30, 2026 and December 31, 2025, the Company has incurred $2,397,848 and $2,396,198, respectively, in fees contingent on the closing of a business combination. These costs may be paid for using the proceeds of the cash available once the business combination is complete. The amounts are included in accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets.

Deferred Underwriter’s Commission

The three original underwriters were entitled to a deferred underwriters’ commission of 3.5% of the gross proceeds of the IPO, or $9,803,413 in the aggregate upon the completion of the Company’s initial Business Combination. In December 2023 one of the underwriters waived their right to receive the deferred underwriters’ commission and in August 2024 a second underwriter waived their right to receive the deferred underwriters’ commission. As a result, neither underwriter will receive additional underwriting commissions in connection with the closing of a Business Combination, and as a result de-recognized the related deferred underwriter commissions due to these underwriters at the time of the respective waivers, collectively totaling $9,460,293. The Company considers the deferred underwriter’s commission an offering cost. Offering costs are charged to stockholders’ equity or the unaudited condensed consolidated statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Upon the waiver of these offering costs, a portion of these offering costs were recorded to the unaudited condensed consolidated statement of operations and to stockholders’ equity. At June 30, 2026 and December 31, 2025, the Company reported $343,120 in deferred underwriter’s commission liability on the condensed consolidated balance sheets.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were no shares of Class A common stock outstanding, excluding 8,550 shares of Class A common stock subject to possible redemption which are classified as temporary equity.

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

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. Holders of the Class B common stock are entitled to one vote for each share. There were 7,002,438 shares of Class B common stock issued and outstanding as of June 30, 2026 and December 31, 2025. Pursuant to the August 2023 Non-Redemption Agreements discussed in Note 2, 2,326,496 shares are subject to forfeiture upon consummation of the Company’s initial Business Combination. Additionally, pursuant to the May 2024 Non-Redemption Agreements discussed in Note 2, the Sponsor agreed to forfeit an aggregate of 102,000 shares of Class B common stock upon consummation of the Company’s initial Business Combination.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents fair value information as of June 30, 2026 and December 31, 2025, for the Company’s assets and liabilities that are accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		June 30,	December 31,
Liabilities:	Level	2026	2025
Warrant Liability – Public Warrants	(A)	$93,366	$382,800
Warrant Liability – Private Placement Warrants	3	$54,013	$221,453
Capital Contribution Note	3	$982,607	$1,956,685
(A)	Level 2 at June 30, 2026 and Level 1 at December 31, 2025.

As of June 30, 2026 and December 31, 2025, cash held in the Trust Account was held in an interest-bearing demand deposit account. Such cash in the Trust Account is presented on the unaudited condensed consolidated balance sheets at fair value.

The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices at the close of market. At December 31, 2025, the Company’s Public Warrants were classified as Level 1. At June 30, 2026 there was insufficient trading volume for the Company’s Public Warrants to be classified as Level 1 and as a result, they were classified as Level 2.

At June 30, 2026 and December 31, 2025, the Company concluded that the Public Warrant price was indicative of the Private Placement Warrant price. The Public Warrant price as of June 30, 2026 and December 31, 2025 was $0.0100 and $0.0410 per warrant, respectively.

CONCORD ACQUISITION CORP II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our financial liabilities classified as Level 3 for the periods ended June 30, 2026 and 2025:

	Capital	Private
	Contribution	Placement
Changes in fair value of financial liabilities measured with level 3:	Note	Warrants
December 31, 2025	$1,956,685	$221,453
Change in fair value	(486,492)	95,603
March 31, 2026	1,470,193	317,056
Change in fair value	(487,586)	(263,043)
June 30, 2026	$982,607	$54,013

	Capital	Private
	Contribution	Placement
Changes in fair value of financial liabilities measured with level 3:	Note	Warrants
December 31, 2024	$3,535,612	$270,000
Change in fair value	(843,902)	540,000
March 31, 2025	2,691,710	810,000
Change in fair value	(779,421)	(377,896)
June 30, 2025	$1,912,289	$432,104

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

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of June 30, 2026, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability and Capital Contribution Note.

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

JUNE 30, 2026

(UNAUDITED)

When evaluating the Company’s primary measure of performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating costs	$58,318	$358,705	$371,879	$833,046
Add: Excise tax incurred and reported in accumulated deficit	—	—	—	237,655
Less: Adjustment to remove impact from excise tax	—	—	—	(237,655)
Loss from operations	(58,318)	(358,705)	(371,879)	(833,046)

Total other income, net	1,205,937	1,811,655	1,432,176	1,315,915

Income before provision for income taxes	1,147,619	1,452,950	1,060,297	482,869

Net income	$1,147,619	$1,453,017	$1,060,297	$462,043

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

For the three months ended June 30, 2026, we had net income of $1,147,619, which consisted of change in the fair value of the Capital Contribution Note of $487,586, income from cash held in the Trust Account of $617 and change in fair value of the warrant liability of $717,734, partially offset by operating costs of $58,318.

For the three months ended June 30, 2025, we had net income of $1,453,017, which consisted of change in fair value of the warrant liability of $1,031,456, change in the fair value of the Capital Contribution Note of $779,421, income from cash held in the Trust Account of $778 and income tax benefit of $67, partially offset by operating costs of $358,705.

For the six months ended June 30, 2026, we had net income of $1,060,297, which consisted of change in the fair value of the Capital Contribution Note of $974,078, income from cash held in the Trust Account of $1,224 and change in fair value of the warrant liability of $456,874, partially offset by operating costs of $371,879.

For the six months ended June 30, 2025, we had net income of $462,043, which consisted of change in the fair value of the Capital Contribution Note of $1,623,323, income from cash held in the Trust Account of $134,794, partially offset by operating costs of $833,046, change in fair value of the warrant liability of $442,202, and income taxes of $20,826.

Liquidity and Capital Resources

As of June 30, 2026, we had available to us $123,573 of cash held outside the Trust Account. We will use cash primarily to perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, to pay our administrative fees, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient or available to pay our taxes.

Additionally, the Company has an excise tax liability of $3,124,166 inclusive of $673,790 in interest and penalties. The liability as of June 30, 2026 reflects cumulative payments of $475,000 against the total excise tax obligations incurred as a result of redemptions of our public shares. Of the excise tax liability, approximately $2,300,000 was due on April 30, 2025. The Company currently has insufficient funds to pay this liability, absent any additional financing. On November 24, 2025 the Treasury Department and Internal Revenue Service issued final regulations (the “Final Regulations”) regarding the application of the excise tax on repurchases of corporate stock. The Final Regulations generally allow a scope exception for repurchases of certain types of stock issued prior to August 16, 2022.

We have applied for a refund for the excise taxes paid. However, there are uncertainties in the Final Regulations and we are not able to determine if we will receive a refund for the excise taxes paid. The Company has not recorded any adjustments to the excise taxes for this change in regulations.

On March 28, 2024, the Company entered into the March Subscription Agreement with the Sponsor and the Capital Contribution Note Investor, pursuant to which the Capital Contribution Note Investor has agreed to provide $600,000 to the Company under the Capital Contribution Note as discussed in Note 6. As of June 30, 2026 and December 31, 2025, the Company has borrowed $600,000 under such note.

On May 31, 2024, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $650,000 to the Sponsor, a significant stockholder of the Company, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note amended, replaced and superseded in its entirety that certain promissory note, dated May 3, 2022, made by the Company in favor of the Sponsor in the principal amount of up to $350,000 (the “Original Note”), and any unpaid principal balance of the indebtedness evidenced by the Original Note has been merged into and evidenced by the Note. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. The Company has not borrowed any amount as of June 30, 2026 and December 31, 2025.

Pursuant to the Merger Agreement with Events.com, the Merger Agreement provides for the parties to cooperate, between the date of the Merger Agreement and the Closing, to raise capital for Events.com through the sale of equity securities, or securities convertible into equity securities (the “Interim Financing”). In association with the Merger Agreement, Events.com will be required to pay to the Company an amount based on funds raised by Events.com (see Note 2). During the period beginning with the execution of the Interim Financing agreement through June 30, 2026, the Company has received $1,525,000 from Events.com pursuant to the Interim Financing.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than discussed below, that affects the liquidity or capital resources of the Company.

We have an agreement to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and support services. At June 30, 2026 and December 31, 2025, the Company owed $600,000 and $480,000, respectively, for the administrative service fee.

On May 31, 2024, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $650,000 to the Sponsor, a significant stockholder of the Company, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note amended, replaced and superseded in its entirety that certain promissory note, dated May 3, 2022, made by the Company in favor of the Sponsor in the principal amount of up to $350,000 (the “Original Note”), and any unpaid principal balance of the indebtedness evidenced by the Original Note has been merged into and evidenced by the Note. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). The Company has not borrowed any amount as of June 30, 2026 and December 31, 2025 and through the filing date of this form 10-Q.

Our underwriters are entitled to a deferred underwriting commission of $343,120 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

On August 21, 2023, we engaged a capital markets advisor in connection with seeking an extension for completing a Business Combination, a possible acquisition of a third party by merger, consolidation, acquisition of stock or assets or other business combination, and as a placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities. We agreed to pay the capital markets advisor a transaction fee in connection with the services provided, payable upon and subject to our consummation of an initial business combination (“Capital Markets Advisor Fee”). The fee consists of a fixed and determinable portion and a variable portion contingent upon certain future events expected to take place upon completion of a Business Combination. As of June 30, 2026 and December 31, 2025, $1,000,000 was accrued for the fee as the amount was fixed and determinable and reported on the condensed consolidated balance sheets within accounts payable and accrued expenses. These costs may be paid using the proceeds of the cash available once a Business Combination is complete.

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

The Company classified the Capital Contribution Note as a liability and elected the fair value option, and records changes in fair value at each reporting period in the unaudited condensed consolidated statements of operations. The fair value of the Capital Contribution Note will include both the fair value of the 600,000 shares in consideration for the Capital Calls and the principal as of each reporting date. As of June 30, 2026 and December 31, 2025, the Company has borrowed $600,000 under such note and no additional borrowings are available under this note.

As of June 30, 2026 and December 31, 2025, the Company has incurred $2,397,848 and $2,396,198, respectively, in fees contingent on the closing of a business combination. These costs may be paid for using the proceeds of the cash available once the business combination is complete. The amounts are included in accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets.

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

Capital Contribution Note

The Company has elected to report its Capital Contribution Note at fair value. Changes in the estimated fair value of the Capital Contribution Note are recognized as non-cash gains or losses in the unaudited condensed consolidated statements of operations. The fair value of our Capital Contribution Note was determined using a Probability Weighted Expected Return Method (“PWERM”). The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes and requires significant estimates by management. The PWERM model requires management to make assumptions related to the Company’s stock volatility, the risk-free rate, the amount of time until the loan is repaid, and the probability of successfully closing on a business combination. As each of these items are out of the control of management, significant uncertainty exists in the PWERM model and the underlying assumptions. Deviations from these estimates could result in a significant difference to our financial results. As the changes in fair value have no impact to our cash, changes in fair value of the Capital Contribution Note and deviations from our estimates of fair value have no impact on our cash inflows or outflows.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 25, 2026 (the “Annual Report”) and described below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the three and six months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August 2026.

CONCORD ACQUISITION CORP II

By:	/s/ Jeff Tuder
Name:	Jeff Tuder
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michele Cito
Name:	Michele Cito
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)